Form 10QSB
period 1995-06-30
TUCKER DRILLING CO INC
filed 1995-08-11
CIK 100102

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED         JUNE 30, 1995
                                                 -------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                  FOR THE TRANSITION PERIOD FROM               TO
                                                 -------------    --------------

                  COMMISSION FILE NUMBER                0-7984
                                         ---------------------------------------

                         TUCKER DRILLING COMPANY, INC.
- --------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                   75-1462136
- ---------------------------------------     ------------------------------------
   (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


      P.O. BOX 1876, 101 THE PETROLEUM BUILDING, SAN ANGELO, TEXAS 76902
- --------------------------------------------------------------------------------
                   (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)


                                (915) 655-6773
- --------------------------------------------------------------------------------
                          (ISSUER'S TELEPHONE NUMBER)


- --------------------------------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                         YES     X            NO
                             ---------           ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.


    2,075,276                OUTSTANDING AT JUNE 30, 1995
- --------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         THE FOLLOWING FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH IN THE OPINION OF MANAGEMENT ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.


                         TUCKER DRILLING COMPANY, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                   JUNE 30,       MARCH 31,
                                                                 -------------   ------------
                                                                     1995            1995
                                                                 -------------   ------------
                                                                  (UNAUDITED)
Current Assets:
 Cash and cash equivalents....................................    $ 4,675,823     $ 3,475,677
  Marketable securities, partially restricted to use..........      2,570,459       2,570,459
  Accounts receivable, net of allowance for doubtful
    accounts of $17,757 in June and in March..................      2,094,773       2,792,795
  Insurance refund receivable.................................        767,444         756,946
  Equipment inventory.........................................         23,426          25,703
  Costs of uncompleted drilling contracts
    in excess of related billings.............................        367,217         415,471
  Prepaid expenses............................................        225,759         168,892
                                                                  -----------     -----------
      Total current assets....................................     10,724,901      10,205,943
                                                                  -----------     -----------

Property and Equipment, at cost
 Drilling rigs and equipment..................................     20,843,248      20,505,968
 Producing oil and gas properties, based on
   successful efforts accounting..............................      5,120,534       4,944,323
 Undeveloped properties, based on successful
   efforts accounting.........................................        111,062         338,032
 Automotive equipment.........................................      2,177,742       1,987,932
 Buildings....................................................      1,225,594       1,225,594
 Office furniture.............................................        515,078         511,814
 Land.........................................................         96,622          96,622
 Other........................................................        454,515         439,602
                                                                  -----------     -----------
                                                                   30,544,395      30,049,887

  Less accumulated depreciation, depletion and amortization...     23,575,775      23,305,968
                                                                  -----------     -----------
                                                                    6,968,620       6,743,919
                                                                  -----------     -----------

Other assets..................................................        558,830         646,468
                                                                  -----------     -----------
      Total assets............................................    $18,252,351     $17,596,330
                                                                  ===========     ===========

                         TUCKER DRILLING COMPANY, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------




                                                                              JUNE 30,     MARCH  31,
                                                                            ------------   -----------
                                                                                1995          1995
                                                                            ------------   -----------
                                                                             (UNAUDITED)
Current Liabilities:
 Accounts payable........................................................    $ 1,063,577   $ 1,016,303
 Accrued insurance expenses..............................................        395,938       237,198
 Other accrued expenses..................................................        341,113       307,902
 Royalties payable.......................................................         85,403        70,844
 Income taxes payable....................................................         29,384        46,384
 Billings on uncompleted drilling contracts in excess of related costs...            ---        45,000
                                                                             -----------   -----------
      Total current liabilities                                                1,915,415     1,723,631
                                                                             -----------   -----------
Deferred Compensation Payable............................................        338,150       324,650
                                                                             -----------   -----------

Commitments and Contingencies

Stockholders' equity:
 Preferred stock, $.01 par value
  Authorized - 500,000 shares............................................            ---           ---
 Common stock, $.01 par value
  Authorized shares - 5,000,000
  Issued and outstanding shares  2,075,276 in June
    and 2,072,476 in March...............................................         20,753        20,725
 Capital in excess of par value..........................................      4,816,181     4,799,509
 Retained earnings.......................................................     11,161,852    10,727,815
                                                                             -----------   -----------
                                                                              15,998,786    15,548,049
                                                                             -----------   -----------
      Total Liabilities and Stockholders' Equity.........................    $18,252,351   $17,596,330
                                                                             ===========   ===========

                         TUCKER DRILLING COMPANY, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                 THREE MONTHS ENDED JUNE 30,
                                                 ----------------------------
                                                     1995             1994
                                                 ----------------------------

Revenues:
 Contract drilling............................    $5,249,109       $4,838,638
 Oil and gas sales............................       317,602          241,388
                                                  ----------       ----------
                                                   5,566,711        5,080,026
                                                  ----------       ----------
Costs and Expenses:
 Contract drilling............................     4,167,867        3,677,426
 Oil and gas production and exploration.......        73,572          112,780
 Depreciation, depletion and amortization.....       544,983          453,071
 Dry holes and abandonments...................        29,761           16,497
 General and administrative...................       395,232          391,921
                                                  ----------       ----------
                                                   5,211,415        4,651,695
                                                  ----------       ----------
Income from operations........................       355,296          428,331
                                                  ----------       ----------

Other income (expense):
 Net gain on sale of property and equipment...        19,318          314,941
 Interest income..............................       103,558           24,401
 Miscellaneous................................     (  11,135)       (   5,855)
                                                  ----------       ----------
                                                     111,741          333,487
                                                  ----------       ----------
Income before income taxes....................       467,037          761,818

Income taxes
  Current.....................................        33,000           22,000
  Deferred....................................           ---              ---
                                                  ----------       ----------
Net income....................................    $  434,067       $  739,818
                                                  ==========       ==========

Net income per common share...................    $      .21       $      .36
                                                  ==========       ==========
Weighted average number  of common shares
  outstanding.................................     2,073,065        2,065,076
                                                  ==========       ==========


                         TUCKER DRILLING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                         THREE MONTHS ENDED JUNE 30,
                                                                                      ---------------------------------
                                                                                           1995              1994
                                                                                      --------------   ----------------

Cash flows from operating activities
     Net income.....................................................................      $  434,067         $  739,818
     Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation, depletion and amortization..................................         544,983            453,071
          Dry holes and abandonments................................................          29,761             16,497
          Net gain on sales of property and equipment...............................       (  19,318)         ( 314,941)
          Decrease in accounts receivable...........................................         687,524            181,929
          (Increase) decrease in equipment inventory................................           2,277          (   3,693)
          (Increase) decrease in cost of uncompleted drilling contracts in excess of
            related billings........................................................          48,254          ( 197,454)
          (Increase) decrease in prepaid expenses...................................       (  56,867)         (     839)
          Increase (decease) in payables and accrued expenses.......................       (  12,284)         ( 245,650)
          Decrease in billings on uncompleted drilling contracts in excess of
            related costs...........................................................       (  45,000)           106,889
          Increase in deferred compensation payable.................................          13,500             12,000
          (Increase) decrease in other assets.......................................          87,638          ( 124,288)
                                                                                          ----------         ----------

Net cash provided by operations.....................................................       1,714,535            623,339
                                                                                          ----------         ----------

Cash flows from investing activities
     Proceeds from the sale of property and equipment...............................          50,502            992,696
     Purchases of property and equipment............................................       ( 581,591)        (  306,112)
                                                                                          ----------         ----------

     Net cash provided by (used in) investing activities............................        ( 531,089)           686,584
                                                                                           ----------         ----------
Cash flows from financing activities
     Proceeds from the exercise of stock options....................................           16,700                ---
                                                                                           ----------         ----------

     Net increase in cash and cash equivalents......................................        1,200,146          1,309,923
     Cash and cash equivalents at beginning of year.................................        3,475,677          2,106,999
                                                                                           ----------         ----------
     Cash and cash equivalents at end of period.....................................       $4,675,823         $3,416,922
                                                                                           ==========         ==========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1995 the Company had cash and cash equivalents in the amount of $4,676,000, compared to $3,417,000 as of June 30, 1994 and $3,476,000 as of
March 31, 1995. For the three months ended June 30, 1995 compared to the same period in 1994 cash provided by operations increased to $1,715,000 from $623,000. Working capital provided by operations increased to $989,000 from $894,000. Significant changes in cash provided resulted from timing of collection of accounts receivable and completion of drilling contracts which Management believes are coincidental and do not represent trends. Investing activities used $531,000 cash in the 1995 period and provided $687,000 cash in the 1994 period. Proceeds from the sale of a producing oil and gas field in the amount of $981,000 were included in the 1994 period.

     Management believes that for the remainder of the current fiscal year the Company's cash requirements will be met by existing cash and any cash provided by operations.


RESULTS OF OPERATIONS

     For the three months ended June 30, 1995 compared to the same period in 1994 contract drilling revenues increased 8% due primarily to an increase in average rig utilization to 62% from 56%. There was operating income from this segment of $377,000 in the 1995 period compared to $553,000 for the 1994 period. Higher maintenance expenses and depreciation contributed to the decrease in operating income for the 1995 period.

     Oil and gas sales increased 32% to $318,000 for the 1995 period compared to $241,000 for the 1994 period. Average oil production increased 45% to 120 barrels per day and average gas production increased 41% to 917 MCF per day. The average price of oil increased to $18.53 per barrel in the 1995 period from $16.18 per barrel and the average price of gas decreased to $1.39 per MCF in the 1995 period from $2.01 per MCF. There was a loss from operations for this segment of $21,000 for the 1995 period compared to a loss of $117,000 for the 1994 period. Other income for the 1994 period included a $295,000 gain on the sale of a producing oil and gas field.



                          PART II.   OTHER INFORMATION


ITEM 1.  NONE
ITEM 2.  NONE
ITEM 3.  NONE
ITEM 4.  NONE
ITEM 5.  NONE
ITEM 6.  NONE

                                   SIGNATURES


     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TUCKER DRILLING COMPANY, INC.
                               (Registrant)



                               BY: /S/   CHARLES B. MIDDLEKAUF
                                   ---------------------------------------------
                                   Charles B. Middlekauf
                                   Executive Vice President (a principal
                                   executive  officer) and the Principal
                                   Financial and Accounting Officer



DATED: August 11, 1995
       ---------------