Form 10QSB
period 1995-09-30
TUCKER DRILLING CO INC
filed 1995-11-14
CIK 100102

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                                              ------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
                                   FOR THE TRANSITION PERIOD FROM _____ TO _____ COMMISSION FILE NUMBER 0-7984
                                                          ------

                         TUCKER DRILLING COMPANY, INC.
--------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


      DELAWARE                                             75-1462136
-------------------------------                --------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


      P.O. BOX 1876, 101 THE PETROLEUM BUILDING, SAN ANGELO, TEXAS 76902
--------------------------------------------------------------------------------
                   (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)



                              (915)     655-6773
--------------------------------------------------------------------------------
                          (ISSUER'S TELEPHONE NUMBER)



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


    2,092,476          OUTSTANDING AT SEPTEMBER 30, 1995
--------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         THE FOLLOWING FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH IN THE OPINION OF MANAGEMENT ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.


                         TUCKER DRILLING COMPANY, INC.
                                BALANCE SHEETS

                                    ASSETS
                                    ------

                                                               SEPTEMBER 30     MARCH 31,
                                                               ------------   ------------
                                                                   1995           1995
                                                               ------------   ------------
                                                                (UNAUDITED)
Current Assets:
 Cash and cash equivalents...................................   $ 4,677,726    $ 3,475,677
  Marketable securities, partially restricted to use.........     3,560,246      2,570,459
  Accounts receivable, net of allowance for doubtful
    accounts of $17,757 in September and in March............     2,023,461      2,792,795
  Insurance refund receivable................................           ---        756,946
  Equipment inventory........................................        14,582         25,703
  Costs of uncompleted drilling contracts
    in excess of related billings............................        48,137        415,471
  Prepaid expenses...........................................       315,954        168,892
                                                                -----------    -----------
        Total current assets.................................    10,640,106     10,205,943
                                                                -----------    -----------

Property and Equipment, at cost
 Drilling rigs and equipment.................................    21,260,607     20,505,968
 Producing oil and gas properties, based on
   successful efforts accounting.............................     5,280,580      4,944,323
 Undeveloped properties, based on successful
   efforts accounting........................................       112,327        338,032
 Automotive equipment........................................     2,188,755      1,987,932
 Buildings...................................................     1,225,594      1,225,594
 Office furniture............................................       515,078        511,814
 Land........................................................        96,622         96,622
 Other.......................................................       452,476        439,602
                                                                -----------    -----------
                                                                 31,132,039     30,049,887

  Less accumulated depreciation, depletion and amortization..    24,103,765     23,305,968
                                                                -----------    -----------
                                                                  7,028,274      6,743,919
                                                                -----------    -----------

Other assets.................................................       586,844        646,468
                                                                -----------    -----------
 Total assets................................................   $18,255,224    $17,596,330
                                                                ===========    ===========

                         TUCKER DRILLING COMPANY, INC.
                                BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------




                                                                          SEPTEMBER 30,  MARCH  31,
                                                                          -------------  -----------
                                                                              1995          1995
                                                                          -------------  -----------
                                                                           (UNAUDITED)
Current Liabilities:
 Accounts payable.......................................................    $   882,028  $ 1,016,303
 Accrued insurance expenses.............................................        523,195      237,198
 Other accrued expenses.................................................        108,004      307,902
 Royalties payable......................................................          9,367       70,844
 Income taxes payable...................................................         25,383       46,384
 Billings on uncompleted drilling contracts in excess of related costs..            ---       45,000
                                                                            -----------  -----------
     Total current liabilities                                                1,547,977    1,723,631
                                                                            -----------  -----------
Deferred Compensation Payable...........................................        351,650      324,650
                                                                            -----------  -----------

Commitments and Contingencies

Stockholders' equity:
 Preferred stock, $.01 par value
  Authorized - 500,000 shares...........................................            ---          ---
 Common stock, $.01 par value
  Authorized shares - 5,000,000
  Issued and outstanding shares 2,092,476 in September
    and 2,072,476 in March..............................................         20,925       20,725
 Capital in excess of par value.........................................      4,915,809    4,799,509
 Retained earnings......................................................     11,418,863   10,727,815
                                                                            -----------  -----------
                                                                             16,355,597   15,548,049
                                                                            -----------  -----------
  Total Liabilities and Stockholders' Equity............................    $18,255,224  $17,596,330
                                                                            ===========  ===========

                         TUCKER DRILLING COMPANY, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                          1995              1994
                                                     -------------      -------------
Revenues:
  Contract drilling...........................         $4,095,345         $5,771,524
  Oil and gas sales...........................            267,238            180,842
                                                       ----------         ----------
                                                        4,362,583          5,952,366
                                                       ----------         ----------

Costs and Expenses:
  Contract drilling...........................          3,206,292          4,427,810
  Oil and gas production and exploration......             81,871             93,417
  Depreciation, depletion and amortization....            546,208            470,693
  Dry holes and abandonments..................             (4,913)            49,772
  General and administrative..................            382,198            401,269
                                                       ----------         ----------
                                                        4,211,656          5,442,961
                                                       ----------         ----------

Income from operations........................            150,927            509,405
                                                       ----------         ----------

Other income (expense):
  Net gain on sale of property and equipment..             15,594             22,691
  Interest income.............................            105,482             43,663
  Miscellaneous...............................              6,008            (23,350)
                                                       ----------         ----------
                                                          127,084             43,004
                                                       ----------         ----------

Income before income taxes....................            278,011            552,409
Income taxes..................................             21,000             37,000
                                                       ----------         ----------

Net income....................................         $  257,011         $  515,409
                                                       ==========         ==========


Net income per common share...................         $      .12         $      .25
                                                       ==========         ==========

Weighted average number  of common shares
 outstanding..................................          2,079,950          2,065,076
                                                       ==========         ==========

                         TUCKER DRILLING COMPANY, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     SIX MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                          1995              1994
                                                     -------------     -------------

Revenues:
  Contract drilling...........................   $ 9,344,454      $10,610,162
  Oil and gas sales...........................       584,840          422,230
                                                 -----------      -----------
                                                   9,929,294       11,032,392
                                                 -----------      -----------
Costs and Expenses:
  Contract drilling...........................     7,374,159        8,105,236
  Oil and gas production and exploration......       155,443          206,197
  Depreciation, depletion and amortization....     1,091,191          923,764
  Dry holes and abandonments..................        24,848           66,269
  General and administrative..................       777,430          793,190
                                                 -----------      -----------
                                                   9,423,071       10,094,656
                                                 -----------      -----------

Income from operations........................       506,223          937,736
                                                 -----------      -----------

Other income (expense):
  Net gain on sale of property and equipment..        34,912          337,632
  Interest income.............................       209,040           68,064
  Miscellaneous...............................        (5,127)         (29,205)
                                                 -----------      -----------
                                                     238,825          376,491
                                                 -----------      -----------

Income before income taxes....................       745,048        1,314,227
Income taxes..................................        54,000           59,000
                                                 -----------      -----------

Net income....................................   $   691,048      $ 1,255,227
                                                 ===========      ===========


Net income per common share...................   $       .33      $       .61
                                                 ===========      ===========


Weighted average number  of common shares
outstanding....................................    2,076,526        2,065,076
                                                      ===========      ===========


                         TUCKER DRILLING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                    1995             1994
                                                               ---------------  ---------------

Cash flows from operating activities
   Net income.................................................   $    691,048     $  1,255,227
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation, depletion and amortization................      1,091,191          923,764
      Dry holes and abandonments..............................         24,848           66,269
      Net  gain  on sales of property and equipment...........        (34,912)        (337,632)
      Decrease in accounts receivable.........................      1,526,280           92,289
      (Increase) decrease in equipment inventory..............         11,121           (3,610)
      (Increase) decrease in cost of uncompleted drilling
        contracts in excess of related billings...............        367,334          (14,660)
      Increase in prepaid expenses and other current assets...       (147,062)        (175,107)
      Decease in payables and accrued expenses................       (200,743)        (186,801)
      Increase in deferred compensation payable...............         27,000           24,000
      Decrease in other assets................................         59,624          216,469
      Other...................................................        (45,000)          82,736
                                                                 ------------     ------------

  Net cash provided by operations.............................      3,370,729        1,942,944
                                                                 ------------     ------------


Cash flows from investing activities
   Proceeds from the sales of property and equipment..........         82,783        1,015,387
   Purchases of property and equipment........................     (1,378,176)        (977,163)
   Purchases of marketable securities (net)...................       (989,787)      (1,470,187)
                                                                 ------------     ------------


  Net cash used in investing activities.......................     (2,285,180)      (1,431,963)
                                                                 ------------     ------------

Cash flows from financing activities
   Proceeds from the exercising of stock options..............        116,500              ---
                                                                 ------------     ------------

   Net increase in cash and cash equivalents..................      1,202,049          510,981
   Cash and cash equivalents at beginning of year.............      3,475,677        2,106,999
                                                                 ------------     ------------
   Cash and cash equivalents at end of period.................   $  4,677,726     $  2,617,980
                                                                 ============     ============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1995 the Company had cash and cash equivalents in the amount of $4,678,000 compared to $3,476,000 as of March 31, 1995. For the six months ended September 30, 1995 compared to the same period in 1994 cash provided by operations increased to $3,371,000 from $1,943,000. Working capital provided by operations decreased to $1,772,000 from $1,908,000, but accounts receivable decreased $1,526,000 in the 1995 period due primarily to a change in the Company's insurance program while, in 1994, accounts receivable decreased $92.000. Investing activities used $2,285,000 cash in the 1995 period compared to $1,432,000 in the 1994 period. The increase in cash used was due primarily to the inclusion of $981,000 proceeds from the sale of a producing oil and gas field in the 1994 period.

     Management believes that for the remainder of the current fiscal year the cash requirements to maintain the Company's existing drilling rig fleet and fulfill existing commitments in its oil and gas operations will be met by existing cash and any cash provided by operations.



RESULTS OF OPERATIONS

     For the six months ended September 30, 1995 compared to the same period in 1994 contract drilling revenues decreased 12% to $9,344,000 from $10,610,000 due primarily to a decrease in average rig utilization to 55% from 61%. Oil and gas sales increased 39% to $585,000 from $422,000. Average oil production increased to 112 barrels per day from 71 barrels per day and average gas production increased to 926 MCF per day from 622 MCF per day. The average price of oil did not change significantly and the average price of gas decreased to $1.31 per MCF from $1.77 per MCF. Other income decreased to $239,000 from $376,000. In the 1994 period the Company sold a producing oil and gas field resulting in a gain of $295,000. Interest income increased to $209,000 from $68,000 due primarily to higher cash balances.

     For the three months ended September 30, 1995 compared to the same period in 1994 contract drilling revenues decreased 29% due primarily to a decrease in average rig utilization to 48% from 66%. Oil and gas sales increased 48% to $267,000 from $181,000. Average oil production increased to 104 barrels per day from 59 barrels per day and average gas production increased to 937 MCF per day from 592 MCF per day. The average price of oil decreased to $16.72 per barrel from $18.10 per barrel and the average price of gas decreased to $1.24 per MCF from $1.50 MCF.



                         PART II.   OTHER INFORMATION


ITEM 1.  NONE
ITEM 2.  NONE
ITEM 3.  NONE
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The annual meeting of the stockholders of the Company was held on August 2, 1995. The following matters were submitted to a vote of stockholders with the results indicated:

         A) ELECTION OF DIRECTORS - TERM FOR EACH DIRECTOR EXPIRES AT THE 1996 ANNUAL MEETING OF STOCKHOLDERS


                        Name            Votes FOR  Votes AGAINST
               -----------------------  ---------  -------------
               Larry J. Tucker          1,707,006         17,949
               T. Mark Tucker           1,707,006         17,949
               W. P. Carr, Jr.          1,706,906         18,049
               Marcus H. Cheaney        1,706,681         18,274
               Bruce L. Fly             1,707,006         17,949
               Charles B. Middlekauf    1,707,006         17,949

         B)  APPOINTMENT OF AUDITORS

               A proposal to ratify the selection of Arthur Andersen LLP, independent certified public accountants, as auditors for the Company for the fiscal year ending March 31, 1996 was approved by a vote of 1,719,006 shares in favor, and 4,224 shares against, with 1,725 shares abstaining.

ITEM 5.  NONE
ITEM 6.  NONE



                                  SIGNATURES


     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TUCKER DRILLING COMPANY, INC.
                                        (Registrant)



                                        BY: /S/   CHARLES B. MIDDLEKAUF
                                           -------------------------------------
                                           Charles B. Middlekauf
                                           Executive Vice President (a principal
                                           executive officer) and the Principal
                                           Financial and Accounting Officer



DATED: November 13, 1995
       -----------------