Form 10QSB
period 1995-12-31
TUCKER DRILLING CO INC
filed 1996-02-13
CIK 100102

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(MARK ONE)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
---  OF 1934

                          FOR THE QUARTERLY PERIOD ENDED     DECEMBER 31, 1995
                                                           ---------------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
---
                          FOR THE TRANSITION PERIOD FROM           TO
                                                        ----------   -----------
                          COMMISSION FILE NUMBER                0-7984
                                                 -------------------------------

                         TUCKER DRILLING COMPANY, INC.
                         -----------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                       75-1462136
-------------------------------               ---------------------------------
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

                       YES        X          NO
                                -----               -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF OUTSTANDING SHARES OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

    2,092,476          OUTSTANDING AT DECEMBER 31, 1995
    ---------------------------------------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         THE FOLLOWING FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH IN THE OPINION OF MANAGEMENT ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.


                         TUCKER DRILLING COMPANY, INC.
                                BALANCE SHEETS

                                    ASSETS
                                    ------

                                                               DECEMBER 31,    MARCH 31,
                                                               -------------  ------------
                                                                   1995           1995
                                                               -------------  ------------
                                                                (UNAUDITED)
Current Assets:
 Cash and cash equivalents...................................   $ 4,741,885    $ 3,475,677
  Marketable securities, partially restricted as to use......     2,470,885      2,570,459
  Accounts receivable, net of allowance for doubtful
   accounts of $17,757 in December and in March..............     2,550,016      2,792,795
  Insurance refund receivable................................           ---        756,946
  Equipment inventory........................................        15,342         25,703
  Costs of uncompleted drilling contracts
   in excess of related billings.............................       102,361        415,471
  Prepaid expenses...........................................       274,735        168,892
                                                                -----------    -----------
    Total current assets.....................................    10,155,224     10,205,943
                                                                -----------    -----------
Property and Equipment, at cost
 Drilling rigs and equipment.................................    22,254,001     20,505,968
 Producing oil and gas properties, based on
   successful efforts accounting.............................     5,490,919      4,944,323
 Undeveloped properties, based on successful
   efforts accounting........................................       357,985        338,032
 Automotive equipment........................................     2,343,798      1,987,932
 Buildings...................................................     1,232,001      1,225,594
 Office furniture............................................       520,411        511,814
 Land........................................................        96,622         96,622
 Other.......................................................       481,942        439,602
                                                                -----------    -----------
                                                                 32,777,679     30,049,887

  Less accumulated depreciation, depletion and amortization..    24,658,784     23,305,968
                                                                -----------    -----------
                                                                  8,118,895      6,743,919
                                                                -----------    -----------

Other assets.................................................       552,462        646,468
                                                                -----------    -----------
    Total assets.............................................   $18,826,581    $17,596,330
                                                                ===========    ===========

                         TUCKER DRILLING COMPANY, INC.
                                BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                          DECEMBER 31,  MARCH  31,
                                                                          ------------  -----------
                                                                              1995         1995
                                                                          ------------  -----------
                                                                          (UNAUDITED)
Current Liabilities:
 Accounts payable.......................................................   $ 1,293,465  $ 1,016,303
 Accrued insurance expenses.............................................       370,256      237,198
 Other accrued expenses.................................................       164,920      307,902
 Royalties payable......................................................         8,398       70,844
 Income taxes payable...................................................        12,884       46,384
 Billings on uncompleted drilling contracts in excess of related costs..       225,578       45,000
                                                                           -----------  -----------
    Total current liabilities                                                2,075,501    1,723,631
                                                                           -----------  -----------
Deferred Compensation Payable...........................................       365,150      324,650
                                                                           -----------  -----------

Commitments and Contingencies

Stockholders' equity:
 Preferred stock, $.01 par value
  Authorized - 500,000 shares...........................................           ---          ---
 Common stock, $.01 par value
  Authorized shares - 5,000,000
  Issued and outstanding shares:  2,092,476 in December
   and 2,072,476 in March...............................................        20,925       20,725
 Capital in excess of par value.........................................     4,915,809    4,799,509
 Retained earnings......................................................    11,449,196   10,727,815
                                                                           -----------  -----------
                                                                            16,385,930   15,548,049
                                                                           -----------  -----------
    Total Liabilities and Stockholders' Equity..........................   $18,826,581  $17,596,330
                                                                           ===========  ===========

                         TUCKER DRILLING COMPANY, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                  1995              1994
                                                              --------------    --------------
Revenues:
  Contract drilling....................................       $3,824,046          $6,481,156
  Oil and gas sales....................................          324,408             170,225
                                                              ----------          ----------
                                                               4,148,454           6,651,381
                                                              ----------          ----------
Costs and Expenses:
  Contract drilling....................................        3,202,124           4,964,445
  Oil and gas production and exploration...............           85,278              20,908
  Depreciation, depletion and amortization.............          555,019             499,101
  Dry holes and abandonments...........................              ---              51,759
  General and administrative...........................          392,890             431,746
                                                              ----------          ----------
                                                               4,235,311           5,967,959
                                                              ----------          ----------

Income (loss) from operations..........................        (  86,857)            683,422
                                                              ----------          ----------

Other income (expense):
  Net gain on sale of property and equipment...........            5,087              16,568
  Interest income......................................          104,456              69,536
  Miscellaneous........................................            7,647           (   8,836)
                                                              ----------          ----------
                                                                 117,190              77,268
                                                              ----------          ----------

Income before income taxes.............................           30,333             760,690
Income taxes...........................................              ---                 ---
                                                              ----------          ----------

Net income.............................................       $   30,333          $  760,690
                                                              ==========          ==========

Net income per common share............................             $.01                $.37
                                                              ==========          ==========

Weighted average number  of common shares outstanding..        2,092,476           2,065,076
                                                              ==========          ==========

                         TUCKER DRILLING COMPANY, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   NINE MONTHS ENDED DECEMBER 31,
                                                  --------------------------------
                                                      1995              1994
                                                  --------------    --------------
Revenues:
  Contract drilling...........................     $13,168,500        $17,091,318
  Oil and gas sales...........................         909,248            592,455
                                                   -----------        -----------
                                                    14,077,748         17,683,773
                                                   -----------        -----------
Costs and Expenses:
  Contract drilling...........................      10,576,283         13,069,681
  Oil and gas production and exploration......         240,721            227,105
  Depreciation, depletion and amortization....       1,646,210          1,422,865
  Dry holes and abandonments..................          24,848            118,028
  General and administrative..................       1,170,320          1,224,936
                                                   -----------        -----------
                                                    13,658,382         16,062,615
                                                   -----------        -----------

Income from operations........................         419,366          1,621,158
                                                   -----------        -----------

Other income (expense):
  Net gain on sale of property and equipment..          39,999            354,200
  Interest income.............................         313,496            137,600
  Miscellaneous...............................           2,520         (   38,041)
                                                   -----------        -----------
                                                       356,015            453,759
                                                   -----------        -----------

Income before income taxes....................         775,381          2,074,917
Income taxes..................................          54,000             59,000
                                                   -----------        -----------

Net income....................................     $   721,381        $ 2,015,917
                                                   ===========        ===========

Net income per common share...................            $.35               $.98
                                                   ===========        ===========

Weighted average number  of common shares
 outstanding..................................       2,081,862          2,065,076
                                                   ===========        ===========

                         TUCKER DRILLING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                NINE MONTHS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                  1995                1994
                                                                              ------------        -------------
Cash flows from operating activities
  Net income...........................................................       $    721,381        $  2,015,917
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation, depletion and amortization...........................          1,646,210           1,422,865
    Dry holes and abandonments.........................................             24,848             118,028
    Net gain on sales of property and equipment........................        (    39,999)        (   354,200)
    Decrease (increase) in accounts receivable.........................            999,725         (   249,731)
    Decrease in equipment inventory....................................             10,361               6,284
    Decrease in cost of uncompleted drilling contracts in excess of
     related billings..................................................            313,110               6,677
    Increase in prepaid expenses.......................................        (   105,843)        (    76,257)
    Decrease in payables and accrued expenses..........................        (   172,736)        (   177,793)
    Increase in billings on uncompleted drilling contracts in excess of
     related costs.....................................................            180,578                 ---
    Increase in deferred compensation payable..........................             40,500              36,000
    Decrease in other assets...........................................             94,006             182,434
                                                                              ------------        ------------

  Net cash provided by operations......................................          3,712,141           2,930,224
                                                                              ------------        ------------
Cash flows from investing activities
  Proceeds from the sales of property and equipment....................             79,693           1,076,247
  Purchases of property and equipment..................................        ( 2,741,700)        ( 1,511,240)
  Net maturities (purchases) of investment securities..................             99,574         (   580,967)
                                                                              ------------        ------------

  Net cash used in investing activities................................        ( 2,562,433)        ( 1,015,960)
                                                                              ------------        ------------
Cash flows from financing activities
  Proceeds from the exercising of stock options........................            116,500                 ---
                                                                              ------------        ------------

  Net increase in cash and cash equivalents...........................           1,266,208           1,914,264
  Cash and cash equivalents at beginning of year......................           3,475,677           2,106,999
                                                                              ------------        ------------
  Cash and cash equivalents at end of period..........................        $  4,741,885        $  4,021,263
                                                                              ============        ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 1995 the Company had cash and cash equivalents in the amount of $4,742,000 compared to $3,476,000 as of March 31, 1995. For the nine months ended December 31, 1995 compared to the same period in 1994, cash provided by operations increased to $3,712,000 from $2,930,000. Working capital provided by operations decreased to $2,352,000 from $3,202,000 as discussed further in RESULTS OF OPERATIONS, but accounts receivable decreased $1,000,000 in the 1995 period due primarily to a change in the Company's insurance program compared to an increase in the amount of $250,000 in the 1994 period. Cash used in investing activities was $2,562,000 in the 1995 period compared to $1,016,000 in the 1994 period. In the 1995 period the Company had capital expenditures in the amount of $2,742,000, of which approximately $600,000 was for drill pipe which currently is considered to be surplus, and approximately $300,000 for an oil and gas prospect, including existing production. In the 1994 period the Company had capital expenditures in the amount of $1,511,000 and received $981,000 from the sale of a producing oil and gas field.

          Management believes that for the remainder of the current fiscal year the cash requirements to maintain the Company's existing drilling rig fleet and fulfill existing commitments in its oil and gas operations will be met by existing cash and any cash flow provided by operations.

RESULTS OF OPERATIONS

          For the nine months ended December 31, 1995 compared to the same period in 1994, contract drilling revenues decreased 23% to $13,169,000 from $17,091,000 due primarily to a decrease in average rig utilization to 54% from 64%. Operating income from this segment decreased to $656,000 from $2,171,000. Oil and gas sales increased 53% to $909,000 from $592,000 as average oil production increased to 118 barrels per day from 65 barrels per day and average gas production increased to 917 MCF per day from 656 MCF per day. The average price of oil did not change significantly and the average gas price decreased to $1.38 per MCF from $1.60 per MCF. There was an operating loss from this segment in the amount of $3,000 in the 1995 period compared to $13,000 for the 1994 period.

          For the three months ended December 31, 1995 compared to the same period in 1994, contract drilling revenues decreased 41% to $3,824,000 from $6,481,000 due primarily to a decrease in average rig utilization from 70% to 53%. There was an operating loss from this segment in the amount of $27,000 in the 1995 period compared to income in the amount of $867,000 in the 1994 period. Oil and gas sales increased 91% to $324,000 from $170,000 as average oil production increased to 129 barrels per day from 53 barrels per day and average gas production increased to 897 MCF per day from 725 MCF per day. The average price of oil did not change significantly and the average price of gas increased to $1.52 per MCF from $1.30 per MCF. There was operating income from this segment in the amount of $19,000 in the 1995 period compared to a loss of $101,000 in the 1994 period.

OTHER

          In January, 1996 the Board of Directors of the Company engaged an investment banker to assist in the evaluation of alternatives for enhancing the Company's stockholders' value including, but not limited to, possible acquisitions, sales or mergers.

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



DATED:   February 13, 1996
       ---------------------