Form 10KSB
period 1996-03-31
TUCKER DRILLING CO INC
filed 1996-05-30
CIK 100102

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
      X            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
- -------------
                     THE SECURITIES EXCHANGE, ACT OF 1934

                    For the fiscal year ended March 31,1996
                    ---------------------------------------

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
- -------------         THE SECURITIES EXCHANGE ACT OF 1934
                        _______________________________
                         Commission File Number 0-7984

                         Tucker Drilling Company, Inc.
                 (Name of small business issuer in its charter)
     DELAWARE                                                   75-1462136
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

           P.O. Box 1876
         San Angelo, Texas                                         76902
(Address of principal executive offices)                        (Zip Code)

        Issuer's telephone number, including area code:  (915) 655-6773

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                   None                                  None
           -------------------        -----------------------------------------
           Title of each class        Name of each exchange on which registered

       SECURITIES REGISTERED UNDER TO SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X          NO
                             -------           -------
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained in this form, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB.   X
                                                           ------
     Issuer's total revenues for the year ended March 31, 1996 were $17,870,000. The aggregate market value of the voting stock held by non-affiliates of the issuer on May 24, 1996 was $22,462,000.
     The number of shares of Common Stock of the Registrant outstanding on May 24, 1996: 2,103,476.

                                    PART I

ITEM 1. Description of Business.


                        General Development of Business

     The Company is the successor to a business originally formed in 1951 by Walter F. Tucker and others to provide contract drilling of oil and gas wells. In 1958, Mr. Tucker purchased the interests of his partners and formed the Company's predecessor, Tucker Drilling Company, Inc., a Texas corporation which was merged into the Company in 1975. The Company incorporated in Delaware in 1974 to merge with its predecessor for the purpose of changing the domicile of the predecessor corporation. Prior to the merger, the Delaware corporation had no other operations.

     As used herein, the term "Company" or "Registrant" shall refer to Tucker Drilling Company, Inc., and its predecessors.

     The Company is principally engaged in onshore contract oil and gas drilling operations in Texas, and also engages in oil and gas exploration and development for its own account and in the production and sale of oil and gas from its net reserves. Most of the Company's contract drilling activities were conducted in West and North Texas in the Permian and Hardeman Basins.

                               Industry Segments

     For information on business segments of the Company, see Note G to the Financial Statements, Page 25.

                       Narrative Description of Business

Contract Drilling

     General. The Company engages in onshore contract drilling of oil and gas wells for major oil companies, independent oil and gas producers and for its own account. The Company owns and operates 13 land drilling rigs with depth capacities to 13,500 feet. Generally, the Company's rigs are operated in the Permian Basin of West Texas and the Hardeman Basin of North Texas. An onshore drilling rig consists of engines, drawworks, mast, pumps to circulate the drilling fluid, blowout preventers, the drillstring and related equipment. The size and type of rig utilized depend upon well depth and site conditions, among other factors.

     Contracts. All wells drilled by the Company are on the basis of rate charges determined on a footage, daywork or, turnkey basis or a combination thereof, with rates dependent on the anticipated complexity of drilling the well, on-site drilling conditions, the type of equipment to be used, the Company's estimate of the risks involved and the estimated duration of the work to be performed, among other considerations. For the two years ended March 31, 1996, the majority of contracts were performed on a footage basis, the substantial portion of which were in the mid depth range of 6,000 to 9,000 feet.

     Drilling contracts are obtained either through competitive bidding or through direct negotiation. Contracts are usually entered into for short-term periods covering the drilling of one or more wells and obligate the Company to advance certain costs and to assume certain expenses in connection with drilling operations.

     Contracts entered into on a footage basis provide for an agreed price per foot drilled regardless of the time required or the problems involved in drilling the well, with certain limitations, and related costs of drilling (i.e., rig mobilization, labor, fuel usage and other costs) are included in the footage charge. Daywork contracts provide for a fixed charge per day for drilling the well, and the customer generally bears the major portion of the related costs of drilling. In other instances, the Company drills wells on a turnkey basis which normally requires the drilling of a well to a specified depth at an agreed price. Compared to daywork contracts, footage and turnkey contracts involve a higher degree of risk to the Company, and accordingly, normally provide a potential for greater profitability.

     The Company encounters substantial risk of damage to its property and property to others, personal injury to its employees and others, and loss of hole, among other risks. Such risks may result in difficulty in predicting future costs and recovering costs through pricing of contracts.

     The following table sets forth for each of the periods indicated the approximate percentages of contract drilling revenues attributable to each of the various forms of drilling contracts performed by the Company.


                            Year Ended March 31,
                            --------------------
Type of Contract            1996            1995
                            ----            ----
     Footage..........       61%             95%
     Daywork..........       39%              5%

     Contract drilling operations depend on the availability of drill pipe and bits, fuel and qualified personnel, some of which have, from time to time, been in short supply. The Company has not recently experienced any shortage of these resources.

     Market, Customers and Competition. The following table sets forth certain information regarding the Company's contract drilling activity for the two-year period ended March 31, 1996.

                                                Number
                                                Of Rigs
           Year      Number       Percentage   Operating      Rig
          Ended     Of Wells         Of        At End Of  Utilization
        March 31:  Drilled (1)     Revenues      Period     Rate (2)
        ---------  -----------    ----------   ---------  -----------
           1996         166           93%          5           52%
           1995         281           96%         10           66%

- ------------
     (1) Certain contracts were in connection with Company-operated wells in which the Company assumed its proportionate share of the drilling expenses. The number of gross wells involved in such contracts in which the Company had varying percentage interests for the two years ended March 31, 1996 were as follows: nine in 1996; and five in 1995.

     (2) Utilization rates are based on a 365-day year. A rig is considered utilized when it is operating or being moved, assembled or dismantled under contract.

     The Company's level of drilling rig utilization is influenced primarily by the perceived level of future oil and gas prices , tax incentives, mineral lease terms, and past success ratio for drilling in the Company's areas of operations.

     The Company encounters substantial competition in its onshore contract drilling operations from other drilling contractors. The usual method of competition in the contract drilling industry is on the basis of price, customer relations, rig availability, performance and condition of equipment used. Competition can be readily moved into the Company's areas of operations at any time. Many of such competitors have greater resources and personnel than the Company.

     For the year ended March 31, 1996, the Company drilled a total of 157 wells for 40 unaffiliated customers, most of whom were independent oil and gas operators. This compared with 276 wells drilled for 38 unaffiliated customers for the year ended March 31, 1995. During the year ended March 31, 1996 two contract drilling customers accounted for 21% and 19%, respectively, of revenues. During the year ended March 31, 1995 three contract drilling customers accounted for 17%, 15% and 14%, respectively, of revenues.

Oil and Gas Operations

     General. The Company's oil and gas operations consist of the geological evaluation of prospective oil and gas properties, the acquisition of oil and gas leases or other mineral interests for the purpose of drilling for its own account, and the production and sale of oil and gas from its properties. These operations are principally conducted in West Texas.

     The Company has one full-time geologist whose services are principally utilized in the generation and evaluation of oil and gas prospects. From time to time the Company also utilizes the services of independent consulting geologists.

     The Company participates with other individuals, partnerships and corporations in its oil and gas operations, as is customary in the industry. For some of the wells in which it has an interest the Company acted as drilling contractor and acts as operator through agreements with other interest owners. These agreements give the Company responsibility for and control of drilling, completion and operations of the wells.

     The Company's agreements involving the drilling of wells with participants vary but generally provide for a working interest with a proportionate or less than proportionate share of costs to the Company on the first well drilled on a prospect to the point a well is determined to be commercially productive or is otherwise plugged and abandoned. These agreements also provide that all participants, including the Company, pay their proportionate share of all subsequent costs. In addition, where the Company is the operator, interest owners make an additional per well payment to the Company to compensate it for its administrative and supervisory services.

     Substantial capital is required for oil and gas exploration and development. The Company has financed its oil and gas operations through cash flows generated from its operations. The extent and the ability of the Company to participate in oil and gas exploration and development operations in the future will largely depend on the continued ability to generate such funds.

     Market, Customers and Competition. No customer for oil and gas produced by the Company accounted for 10% or more of the Company's revenues for the fiscal year ended March 31, 1996.

     Oil and gas produced by the Company is marketed under contracts in accordance with usual industry practice. Oil is sold under short-term agreements for delivery at the well site, at posted field prices of the oil produced. Gas is sold under short-term or negotiated long-term supply contracts for delivery at the well head, with periodic price redetermination clauses. The price of the Company's gas is not regulated at this time.

     Demand and prices for oil and gas in general may depend on domestic production and consumption, the amount of foreign oil imported and, in the case of gas, the proximity and capacity of natural gas pipelines and the availability of alternative fuels. There can be no assurance that current market conditions will continue to exist, nor can it be determined what effect, if any, future regulation of the oil and gas industry will have upon the Company's marketing, operations or production.

     Principal materials essential for exploration and production of oil and gas are drilling rigs and related equipment, production and completion equipment and supplies, tubing, pumps and pump parts, gas transmission lines, storage tanks, and other related materials and services. In addition, an adequate availability of prospects and qualified technical personnel are necessary ingredients to successful exploration efforts. Except for the availability of its own drilling rigs, the Company must compete for these materials, properties, and services with other oil and gas operators and with other industries as well. While the Company has maintained satisfactory long-term associations and contacts with suppliers of these materials and services and has maintained an active land department for the acquisition of new properties, the continued availability of such materials and services and oil and gas prospects is dependent on a number of factors not within the control of the Company, and such availability cannot always be assured.

     The Company encounters strong competition from major oil and gas companies, independent oil and gas operators and others in acquiring properties and leases for exploration. Many of the Company's competitors have financial resources, technical staffs and facilities substantially greater than those of the Company. This competition has intensified in recent years due to the shortage of attractive and available prospects.

     The Effects of Compliance with Environmental Control and Conservation Laws

     The production of oil and gas and the exploration for petroleum products in general are subject to regulation under the conservation laws and environmental regulations of the majority of the oil and gas producing states as well as the federal government. These regulations generally govern the allowable rates and volume of production for oil and gas, the type of equipment used, the spacing of wells, the treatment of abandoned wells, the anti-pollution measures to be observed in drilling and production and numerous other matters.

     The enforcement of these regulations may have the effect of substantially increasing the cost of equipment and the conduct of the Company's operations, particularly with respect to the measures necessary for compliance with existing environmental control laws. Within the state of Texas where substantially all of the Company's operations are conducted, these regulations are principally enforced at the state level by the Texas Railroad Commission and the Texas Water Commission.

     The Company believes that its equipment as currently utilized and its methods of operations generally conform to the standards of applicable regulations, and the Company does not anticipate any material or extraordinary capital expense to comply with these regulations.

Number of Persons Employed by the Company

     At March 31, 1996, the Company employed 168 persons all of whom are full time employees, of which 150 persons were employed in operations, 9 persons were administrative employees, 8 persons were supervisory personnel, and there was one technical staff.

ITEM 2. Description of Properties.

     The significant properties of the Company consist of (i) proved developed oil and gas reserves, (ii) undeveloped mineral leasehold interests, (iii) machinery and equipment, and (iv) office and support facilities, more particularly described as follows:

Proved Developed Oil and Gas Reserves

     Substantially all of the Company's production of oil and gas and producing properties are located within the United States, in the State of Texas.

     The Company's estimated proved oil and gas reserves at March 31, 1996, as compared with March 31, 1995:

     ESTIMATES OF RESERVES AND PRODUCTION PERFORMANCE ARE SUBJECTIVE AND MAY CHANGE MATERIALLY AS ACTUAL PRODUCTION INFORMATION BECOMES AVAILABLE.


                                   Net Quantities of           Estimated
                                Proved Reserves (1)(4)(5)        Future
                              ------------------------------  Net Revenues
                                Oil                  Gas       Discounted
                               Bbls.                MCF(2)       at 10%
                              ------------------------------  ------------
Proved developed reserves:(3)
     March 31, 1995           130,575              1,287,092     $ 2,179,000
     March 31, 1996           151,894              1,298,421     $ 2,437,000

        See Note I, Item 1 of Notes to Financial Statements

___________
     (1) "Proved Reserves" are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Prices for oil and gas control the economic limitations for the extraction of oil and gas, and the Company has calculated its reserves on the basis of prices for oil and gas in effect on the dates the estimates were made. Revisions of prices, either upward or downward, would affect the estimates of the Company's reserves.

     (2) No information is included for any reserves of gas which do not have access to pipelines. Proved reserves are shown only for properties in those areas which are now open to production.


     (3) Proved developed reserves are the estimated quantities of oil and gas which can be expected to be recovered through existing wells with existing equipment and operating methods.

     (4) Estimates are based upon studies prepared by Badgwell & Haas, independent engineers.

     (5) Reserves are shown net of other interests or royalties, and include operated and non-operated properties.

     Other than with the Securities and Exchange Commission, the Company has not filed any oil or gas estimates, nor has it included any such estimates in reports to federal governmental agencies.

     The following table sets forth certain information concerning production from the Company's producing properties for each of the last two fiscal years.

                                        Year Ended March 31,
                                      ------------------------
                                          1996         1995
                                      ------------  ----------

      Crude Oil Production (in
         barrels) (1)                      43,891      26,455
      Natural Gas Production (in
         MCF) (1)(2)                      330,469     256,543
      Gross Revenues from
         Production                    $1,275,063   $ 852,189
      Production and
         Processing Costs (3)            (334,548)   (267,823)
                                       ----------   ---------

      Net Revenues                     $  940,515   $ 584,366
                                       ==========   =========

      Average Sale Price Per Unit:
        Oil (barrel)                   $    17.79   $   17.17
                                       ----------   ---------
        Gas (MCF)                      $     1.50   $    1.55
                                       ----------   ---------

      Average Production Cost
        Per Unit (in barrel
        equivalents) (4)               $     3.34   $    3.87
                                       ----------   ---------

__________
     (1) Oil and gas production is shown net of royalties and production attributable to the interests of others.

     (2) Only marketable production of gas on an "as sold" basis is included.

     (3) "Production and Processing Costs" are costs directly related to the extraction of oil or gas, and do not include depreciation, depletion, or amortization of exploration and development costs. For additional information relating to production costs, see the information described below with respect to capital costs and expenses incurred in production operations.

     (4) Six MCF of gas is equivalent to one barrel of oil.

     At March 31, 1996, the Company had interests in productive wells and acreage as set forth in the table below.


                       Productive Wells (1)(4)
                 -----------------------------------
                        Oil                Gas          Developed Acreage (1)
                 -----------------  ----------------    ---------------------
                 Gross(2)  Net(3)   Gross(2)  Net(3)     Gross(2)     Net(3)
                 -------  --------  -------  -------    ----------   --------

                     43       7.90      29     4.80          7,720     1,290

- ---------
     (1) Productive wells are producing wells and wells which are capable of production. Developed acres are acres which are spaced or assigned to productive wells.

     (2) A gross well or acre is a well or acre in which an interest is owned. The number of gross wells or acres is the total number of wells or acres in which an interest is owned.

     (3) A net well or acre is deemed to exist when the sum of the fractional ownership working interests in gross wells or acres equals one.

     (4) The Company had one gross well with multiple completions at March 31, 1996, which is shown in the table above as one well.

     During the fiscal years ended March 31, 1996, and 1995, the Company participated in a total of 16 and 14, respectively, gross new wells for its own account with the following results:

                                   Year Ended March 31,
                            --------------------------------
                                  1996               1995
                            --------------     -------------
                            Gross      Net     Gross     Net
                            -----      ---     -----     ---
      Exploratory Wells:
        Oil                    --        --       --       --
        Gas                     1       .08        1      .25
        Dry Holes               2       .31        7      .68
                               --      ----       --     ----
          TOTAL                 3       .39        8      .93
                               ==      ====       ==     ====

      Development Wells:
        Oil                     5      1.72        4     1.09
        Gas                     2       .36        2      .44
        Dry Holes               6      1.30       --       --
                               --      ----       --     ----
          TOTAL                13      3.38        6     1.53
                               ==      ====       ==     ====

Undeveloped Mineral Leasehold Interests

     The Company presently has full or partial interests in oil and gas leases, oil and gas mineral rights, fee rights or other rights authorizing it to drill for and produce oil and gas.

     At March 31, 1996, the Company owned undeveloped leasehold interests (i.e., leases on which wells have not been drilled or completed to the point where production exists) in approximately 34,000 gross acres and 5,600 net acres, located principally in the Permian Basin of West Texas. This compares with approximately 9,000 gross acres and 1,300 net acres held at March 31, 1995.

     Leasehold interests in oil and gas properties are generally entered into for a fixed period of time, such as for three to five years, and are usually capable of being extended by production or the payment of delay rentals, which are payments made for the privilege of deferring production or exploration, as may be required by the terms of the lease. Such interests are also subject to development and rental requirements, which if not performed may cause the lease to be terminated. If not extended, a substantial portion of the Company's undeveloped leasehold interests expire during the next three fiscal years.

     Oil and gas properties in general are subject to customary royalty interests contracted in connection with the acquisition of title, liens incident to operating agreements, liens for current taxes, and other burdens and minor encumbrances, easements and restrictions. The Company believes that the existence of any such burdens does not materially detract from the value of its leasehold interests.

     The Company usually undertakes a comprehensive title examination of its properties at the time of acquisition, including, in most cases, receiving a title opinion of legal counsel. Prior to the commencement of drilling operations, in certain cases, a supplemental updating of title is made, depending on the date of acquisition and according to the requirements of the participants in its drilling prospect. The Company believes that the title of all of its properties is generally good and that any defects which might affect any particular parcel of property would not be deemed material.

Machinery and Equipment

     Principal equipment utilized by the Company in its operations consists of thirteen land drilling rigs with depth ranges from 5,000 to 13,500 feet, all of which are in good operating order and are well maintained. Most of the Company's drilling equipment was acquired as used equipment or was otherwise assembled in the Company's yard, utilizing both new and used parts.

     The table set forth below summarizes the Company's drilling equipment available for operations.

                                            Depth Range
       Number of Rig          Type           (in feet)
       -------------  ------------------   --------------

           Rig # 1    Gardner Denver 700   5,000 - 10,500
           Rig # 2    BDW-650              5,000 - 10,000
           Rig # 3    Brewster N-55        5,000 -  8,500
           Rig #4     BDW-650              5,000 -  8,500
           Rig # 5    BDW-650              5,000 - 10,000
           Rig # 6    BDW-800              5,000 - 13,500
           Rig # 7    Brewster N-45        5,000 -  7,200
           Rig # 8    BDW-650              5,000 - 10,500
           Rig # 9    BDW-650              5,000 -  8,500
           Rig #10    Brewster N-55        5,000 -  8,500
           Rig #11    BDW-800              5,000 - 13,500
           Rig #12    Gardner Denver 700   5,000 - 10,500
           Rig #14    Brewster N-75        5,000 - 10,500

     The Company maintains a substantial inventory of spare drilling rig components in its yard at San Angelo, Texas. Many of these components have in the past been part of drilling rigs operated by the Company and may be interchanged with similar components which are part of drilling rigs currently being operated by the Company.

     The Company also owns and operates miscellaneous vehicles, pick-up trucks, and eleven tractor trailers.

Office and Support Facilities

     The principal offices of the Company, which are owned by the Company, are located in the Petroleum Building, 14 East Beauregard, in San Angelo, Texas consisting of approximately 11,000 square feet of office facilities. The Company owns a warehouse consisting of approximately 9,700 square feet; an equipment yard, consisting of approximately twenty-three acres; and a rig maintenance building consisting of approximately 10,000 square feet, all approximately five miles from the Company's offices.

     The Company also owns land and a building at San Angelo, which was formerly operated as a supply store by the Company.

ITEM 3.  Legal Proceedings.

     NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     NONE

                                    PART II


ITEM 5. Market for Common Equity and Related Stockholder Matters.

     The common stock of the Company is traded in the NASDAQ, National Market System under the symbol TUCK. The following table sets forth the high and low closing prices for the common stock on a quarterly basis for the past two years.


                                                  Closing Prices
                                               -----------------
                                                High        Low
                                               ------    -------
      Fiscal 1996:
        April 1 through June 30, 1995           8          6-1/4
        July 1 through September 30, 1995       8-3/4      7
        October 1 through December 31, 1995     8-3/4      7-1/4
        January 1 through March 31, 1996       10-1/2      7-5/8

      Fiscal 1995:
        April 1 through June 30, 1994           5          4-3/8
        July 1 through September 30, 1994       6-1/8      4-3/4
        October 1 through December 31, 1994     6-5/8      5-1/16
        January 1 through March 31, 1995        7-1/4      5


__________
     There were approximately 453 stockholders of record on May 24, 1996.

     There have been no cash dividends paid on the common stock. The Board of Directors has historically followed a policy of reinvesting the earnings of the Company in its business and of not distributing any part thereof as dividends. The Board of Directors has no present intention to initiate the payment of cash dividends, and future dividend policy of the Company will depend on the earnings, capital requirements and financial condition of the Company and other relevant factors.


ITEM 6. Management's Discussion and Analysis or Plan of Operation.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996 the Company had cash and cash equivalents in the amount of $6,877,000 compared to $3,476,000 as of March 31, 1995. For the year ended March 31, 1996 cash flows from operations were $4,418,000 compared to $4,164,000 for the year ended March 31, 1995. Although working capital provided by operations decreased to $3,028,000 from $4,348,000 due primarily to a decrease in net income, relative changes in accounts receivable balances resulted in an increase in cash flow from operations in the amount of $1,517,000 for the year ended March 31, 1996. Cash flows used in investing activities was $1,163,000 for the year ended March 31, 1996 compared to $2,839,000 for the year ended March 31, 1995. Purchases of property and equipment were $3,381,000 for the year ended March 31, 1996 (approximately $2,300,000 for drilling equipment and approximately $1,100,000 for oil and gas properties) compared to $2,233,000 for the year ended March 31, 1995 (approximately $1,300,000 for drilling equipment and approximately $900,000 for oil and gas properties). Purchases of drill pipe were approximately $1,400,000 for the year ended March 31, 1996.
This amount was significantly higher than planned, as the Company accelerated its purchases in anticipation of longer intervals between order and delivery, and price increases. Proceeds from the sale of property and equipment decreased to $171,000 from $1,080,000. During the year ended March 31, 1995 the Company sold its interests in 35 producing oil and gas wells. For the year ended March 31, 1996 net sales of marketable securities were $2,046,000 compared to net purchases in the amount of $1,686,000 for the year ended March 31, 1995. Management decided to decrease the average maturity of its investments of excess cash balances.

     The Company will continue to incur capital costs necessary to maintain the efficiency of its drilling rigs and to drill for its own account when necessary to maintain its leasehold position. Management expects to spend an aggregate of $1,500,000 to $2,000,000 for these purposes in the year ending March 31, 1997.


RESULTS OF OPERATIONS

Segment Revenues and Operating Income or Loss

     For the year ended March 31, 1996 compared to the year ended March 31, 1995 contract drilling revenues decreased 28% as average rig utilization decreased 14%. Revenue from daywork contracts increased to 31% from 5%. Comparing daywork to footage type contracts, daywork normally results in lower revenues and costs per day, and lower risk for the contractor. Income from this segment decreased to $1,030,000 from $3,123,000 due primarily to lower gross profit resulting from lower rig utilization.

     For the year ended March 31, 1996 compared to the year ended March 31, 1995 oil and gas sales increased 50%. Average oil volumes increased 66% to 120 barrels per day and the average price per barrel increased 4% to $17.79.
Average gas volumes increased 29% to 903 MCF per day and the average price of gas decreased 3% to $1.50 per MCF. There was a loss from this segment of $169,000 for the year ended March 31, 1996 compared to a loss of $108,000 for the year ended March 31, 1995. As of March 31, 1996 the Company adopted SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and accordingly, wrote down the carrying value of certain of its oil and gas fields, resulting in a charge to expense in the amount of $159,000 for the year ended March 31, 1996.

     For the year ended March 31, 1996 general and administrative expenses include approximately $150,000 for financial advisory and legal services related to merger and acquisition activities.

INCOME TAXES

     For the year ended March 31, 1996 the Company recognized benefits of deferred income tax assets, primarily net operating loss and depletion carryforwards, in the amount of $840,000. Management believes that it is more likely than not that such carryforwards will be utilized to reduce future federal income tax liabilities of the Company. No such benefits have been recognized in prior years.

RECENT ACCOUNTING STANDARDS

     In 1995 the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for years beginning after December 15, 1995. The Company adopted SFAS 121 as of March 31, 1996 and has determined to group all of the assets of the contract drilling segment as a whole, and the assets of the oil and gas segment by field for the purpose of determining whether an asset is impaired.

     SFAS 123, "Accounting for Stock-Based Compensation", which was issued by the Financial Accounting Standard Board, is effective for years beginning after December 15, 1995. The Statement defines a fair value based method of accounting (i.e., using an option pricing model such as Black-Scholes) for employee stock options or similar equity instrument plans, but also allows an entity to measure compensation costs for those plans using the intrinsic value (the amount by which the market price of the underlying stock exceeds the underlying price of the option) based method of accounting as prescribed by Accounting Principles Board Opinion No. 25. The Company plans to continue using the intrinsic value based method.

FUTURE

     On April 22, 1996 the Company and Patterson Energy, Inc. (Patterson) executed a definitive merger agreement whereby, subject to the approval of stockholders of the Company and Patterson and certain other conditions, the Company and Patterson will merge through an exchange of common stock with Patterson being the surviving entity. The merger is expected to be consummated during the second quarter of the Company's Fiscal Year 1997.

ITEM 7. Financial Statements

     Financial Statements are filed as a part of this report. See page 12, Index to Financial Statements.


ITEM 8. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                         INDEX TO FINANCIAL STATEMENTS



     Report of Independent Public Accountants.............................  14

     Financial Statements:
       Balance Sheets at March 31, 1996 and 1995..........................  15
       Statements of Operations for the Years Ended
          March 31, 1996 and 1995.........................................  17
       Statements of Changes in Stockholders' Equity
          for the Years Ended March 31, 1996 and 1995.....................  18
       Statements of Cash Flows for the Years Ended
          March 31, 1996 and 1995.........................................  19
       Notes to Financial Statements......................................  20

                     (This page intentionally left blank.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Board of Directors and Stockholders of Tucker Drilling Company, Inc.


     We have audited the accompanying balance sheets of Tucker Drilling Company, Inc. ( a Delaware corporation) as of March 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tucker Drilling Company, Inc. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

San Antonio, Texas
May 16, 1996

                         TUCKER DRILLING COMPANY, INC.

                                 BALANCE SHEETS


                                     ASSETS
                                     ------


                                                                           March 31,
                                                                   --------------------------
                                                                       1996          1995
                                                                   ------------  ------------
Current assets
 Cash and cash equivalents.......................................   $ 6,877,012   $ 3,475,677
 Marketable securities, partially restricted as to use (Note C)..       524,323     2,570,459
 Accounts receivable, net of allowance for doubtful
  accounts of $17,757 in 1996 and 1995...........................     2,073,988     2,792,795
 Insurance refund receivable.....................................           ---       756,946
 Equipment inventory.............................................         8,628        25,703
 Costs of uncompleted drilling contracts
  in excess of related billings..................................       227,269       415,471
 Prepaid expenses................................................       176,991       168,892
 Deferred tax assets.............................................       444,380           ---
                                                                    -----------   -----------
    Total current assets.........................................    10,332,591    10,205,943
                                                                    -----------   -----------

Property and equipment, at cost
 Drilling rigs and equipment.....................................    22,363,721    20,505,968
 Producing oil and gas properties, based on
  successful efforts accounting..................................     5,573,617     4,944,323
 Unproved properties, based on successful
  efforts accounting.............................................       251,500       338,032
 Automotive equipment............................................     2,392,183     1,987,932
 Buildings.......................................................     1,218,445     1,225,594
 Office furniture................................................       520,411       511,814
 Land............................................................        96,622        96,622
 Other...........................................................       481,942       439,602
                                                                    -----------   -----------
                                                                     32,898,441    30,049,887

   Less accumulated depreciation, depletion
     and amortization............................................    25,125,040    23,305,968
                                                                    -----------   -----------
                                                                      7,773,401     6,743,919
                                                                    -----------   -----------
Deferred tax assets..............................................       396,043           ---
                                                                    -----------   -----------
Other assets.....................................................       590,432       646,468
                                                                    -----------   -----------
   Total assets..................................................   $19,092,467   $17,596,330
                                                                    ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                         TUCKER DRILLING COMPANY, INC.

                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                    March 31,
                                                            ------------------------
                                                               1996         1995
                                                            -----------  -----------
Current liabilities
 Accounts payable.........................................  $ 1,013,315  $ 1,016,303
 Accrued insurance expenses...............................      120,076      237,198
 Accrued payroll and other accrued expenses...............      264,184      307,902
 Royalties payable........................................       91,215       70,844
 Income taxes payable.....................................       51,810       46,384
 Billings on uncompleted drilling contracts in excess of
  related costs...........................................          ---       45,000
                                                            -----------  -----------
    Total current liabilities                                 1,540,600    1,723,631
                                                            -----------  -----------

Deferred liabilities......................................      376,746      324,650
                                                            -----------  -----------
Commitments and Contingencies

Stockholders' equity
 Preferred stock, $.01 par value
  Authorized - 500,000 shares.............................          ---          ---
 Common stock, $.01 par value
  Authorized shares - 5,000,000
  Issued and outstanding shares - 2,097,476 in 1996
   and 2,072,476 in 1995..................................       20,975       20,725
 Capital in excess of par value...........................    4,946,384    4,799,509
 Retained earnings........................................   12,207,762   10,727,815
                                                            -----------  -----------
                                                             17,175,121   15,548,049
                                                            -----------  -----------
        Total liabilities and stockholders' equity          $19,092,467  $17,596,330
                                                            ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                         TUCKER DRILLING COMPANY, INC.

                            STATEMENTS OF OPERATIONS



                                                            Year Ended March 31,
                                                        ----------------------------
                                                            1996           1995
                                                        -------------  -------------
Revenues
 Contract drilling....................................   $16,594,979    $23,189,704
 Oil and gas..........................................     1,275,063        852,189
                                                         -----------    -----------
                                                          17,870,042     24,041,893
                                                         -----------    -----------
Costs and expenses
 Contract drilling....................................    13,140,272     17,743,859
 Oil and gas exploration and production...............       334,548        294,711
 Depreciation, depletion and amortization.............     2,184,236      1,942,899
 Writedown due to impairment of long-lived assets.....       159,403            ---
 Dry holes and abandonments...........................       108,624        185,968
 General and administrative...........................     1,697,510      1,784,360
                                                         -----------    -----------
                                                          17,624,593     21,951,797
                                                         -----------    -----------

Income from operations................................       245,449      2,090,096
                                                         -----------    -----------

Other income (expense)
 Net gain on sale of property and equipment...........        64,280        357,390
 Interest income......................................       399,689        215,528
 Other................................................        23,032        (39,032)
                                                         -----------    -----------
                                                             487,001        533,886
                                                         -----------    -----------

Income before income taxes............................       732,450      2,623,982

Income taxes (benefits)
 Current..............................................        92,926         47,887
 Deferred.............................................     ( 840,423)           ---
                                                         -----------    -----------

Net income............................................   $ 1,479,947    $ 2,576,095
                                                         ===========    ===========

Net income per common share...........................          $.71          $1.25
                                                         ===========    ===========

Weighted average number of common shares outstanding..     2,084,925      2,065,177
                                                         ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                         TUCKER DRILLING COMPANY, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Common stock        Capital in
                               ------------------------   excess of     Retained
                                  Shares       Amount     par value     earnings
                               ------------  ----------  -----------  ------------

Balance at March 31, 1994         2,065,076     $20,651   $4,756,133   $ 8,151,720
Exercising of stock options           7,400          74       43,376           ---
Net income                              ---         ---          ---     2,576,095
                                  ---------     -------   ----------   -----------
Balance at March 31, 1995         2,072,476      20,725    4,799,509    10,727,815
Exercising of stock options          25,000         250      146,875           ---
Net income                              ---         ---          ---     1,479,947
                                  ---------     -------   ----------   -----------
Balance at March 31, 1996         2,097,476     $20,975   $4,946,384   $12,207,762
                                  =========     =======   ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                         TUCKER DRILLING COMPANY, INC.

                            STATEMENTS OF CASH FLOWS



                                                                      Year Ended March 31,
                                                                  -----------------------------
                                                                      1996            1995
                                                                  -------------  --------------
   Cash flows from operating activities
     Net income.................................................   $ 1,479,947     $ 2,576,095
     Adjustments to reconcile net income
       to net cash provided by operating activities
       Depreciation, depletion and amortization.................     2,184,236       1,942,899
       Writedown due to impairment of long lived-assets.........       159,403             ---
       Dryholes and abandonments................................       108,624         185,968
       Net gain on sales of property and equipment..............       (64,280)       (357,390)
       Deferred income tax benefit..............................      (840,423)            ---
     Decrease in other assets...................................        56,036         126,809
     Increase in deferred liabilities...........................        52,096         182,701
     Changes in current assets and liabilities
       (Increase) decrease in accounts receivable...............     1,475,753         (41,529)
       (Increase) decrease in equipment inventory...............        17,075          (3,168)
       (Increase) decrease in costs of uncompleted drilling
         contracts in excess of related billings................       188,202        (184,168)
       Increase in prepaid expenses.............................        (8,009)        (21,458)
       Decrease in payables and accrued expenses................      (345,978)       (287,343)
       Increase (decrease) in billings on uncompleted drilling
         contracts in excess of related costs...................       (45,000)         45,000
                                                                  ------------    ------------

     Net cash provided by operating activities..................     4,417,592       4,164,416
                                                                  ------------    ------------

   Cash flows from investing activities
     Net sales (purchases) of marketable securities.............     2,046,136      (1,685,929)
     Proceeds from the sale of property and equipment...........       171,334       1,079,973
     Purchases of property and equipment........................    (3,380,852)     (2,233,232)
                                                                  ------------    ------------

     Net cash used in investing activities......................    (1,163,382)     (2,839,188)
                                                                  ------------    ------------

   Cash flows from financing activities
     Proceeds from the exercise of stock options................       147,125          43,450
                                                                  ------------    ------------

     Net increase in cash and cash equivalents..................     3,401,335       1,368,678
     Cash and cash equivalents at beginning of year.............     3,475,677       2,106,999
                                                                  ------------    ------------

     Cash and cash equivalents at end of year...................   $ 6,877,012     $ 3,475,677
                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                         TUCKER DRILLING COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                      Years Ended March 31, 1996 and 1995



NOTE A - Summary of Accounting Policies

1.  Description of business and management estimates

   Tucker Drilling Company, Inc. (Company) engages in onshore contract drilling of oil and gas wells for major oil companies, independent oil and gas producers and for its own account. The Company owns 13 drilling rigs with depth capacities to 13,500 feet which generally operate in the Permian Basin of West Texas and the Hardeman Basin of North Texas. The Company is also engaged in oil and gas operations, primarily in West Texas.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses for the reporting period. Actual results could differ from those estimates.

2.  Equipment inventory

   Equipment inventory consists of oil field equipment to be used in conjunction with the Company's oil and gas producing activities and expendable parts to be used in the Company's drilling activities. The inventory is stated at the lower of cost or market. Cost is determined by the average cost method.

3.  Drilling operations

   The Company follows the completed contract method of accounting for contract drilling operations. Under this method, all drilling advances, direct costs and appropriate portions of indirect costs (including maintenance, repairs and depreciation) related to the contracts in progress are deferred and recognized as revenues and expenses in the period the contracts are completed; however, provisions for losses are made on incomplete contracts when significant losses are anticipated.

4.  Oil and gas sales

   The Company recognizes oil and gas sales when the oil and gas is delivered into facilities owned by the purchaser.

5.  Property and equipment

(a) Oil and gas properties

   The Company follows the successful efforts method of accounting, using the field as its accumulation center for capitalized costs. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and gas reserves, all development costs and estimated restoration and abandonment costs in excess of estimated salvage value are capitalized. Exploration costs which do not result directly in discovering oil and gas reserves are charged to expense in the year of determination. The capitalized costs, consisting of lease acquisition costs, intangible development costs, lease and well equipment and estimated restoration and abandonment costs in excess of estimated salvage value are depreciated, depleted and amortized on the unit-of-production method, based on petroleum engineer estimates of recoverable proved developed oil and gas reserves of each respective field.

   Under the Company's method of accounting prior to March 31, 1996, the aggregate amount of capitalized costs should not exceed the present value (discounted at 10%) of the estimated net future cash flows from the proved developed oil and gas reserves based on year end pricing. Accordingly, it has been the Company's policy to charge to expense, in the year of determination, capitalized costs in excess of such value. As of March 31, 1996 the Company adopted SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and accordingly will charge to expense, in the year of determination, capitalized costs in excess of the present value of the estimated net future cash flows from the proved developed oil and gas reserves for each field. For the year ended March 31, 1996 the Company wrote down the carrying value of certain of its oil and gas fields in the amount of approximately $159,000.

(b) Other property and equipment

   Depreciation of property and equipment (other than oil and gas properties) is provided principally on the straight-line method over estimated useful lives as follows:

                                       Lives (years)
                                       -------------

        Drilling rigs and equipment..          2-15
        Automotive equipment.........          2- 6
        Buildings....................          5-20
        Office furniture.............          5-10
        Other........................          3- 7

   As of March 31, 1996 the Company adopted SFAS 121 and accordingly will charge to expenses, in the year of determination, capitalized costs in excess of the present value of future net cash flows from the contract drilling segment as a whole. There was no impairment of contract drilling assets recognized as of March 31, 1996.

(c) Unproved leaseholds and royalties

   The costs of acquiring unproved properties are capitalized and carried in the accounts until the property is capitalized as a producing oil and gas property, or is surrendered or otherwise disposed of, at which time the full amount is charged to operations. Unproved leaseholds and royalties are assessed annually for impairment of value. As of March 31, 1996 and 1995, $55,989 and $313,440, respectively, were reserved for impairment and included in accumulated depreciation, depletion and amortization.

6.  Maintenance and repairs

   Maintenance and repairs are charged to operations. Renewals and betterments which extend the life of or improve existing properties are capitalized.

7.  Income per common share

   Income per share of common stock is based on the weighted average number of shares outstanding during the year and common stock equivalents for the year, if any. Common stock equivalents are excluded when their effect is antidilutive.

8.  Statement of cash flows

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

9.  Income taxes

   Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

   Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted regular tax rates for the year in which the asset is recovered or the liability is settled.

10.  Impairment of Value

   Management continually evaluates the recoverability of the carrying value of the Company's assets and provides for any impairment of such assets on a quarterly basis based on assumptions that Management determines to be reasonable in light of the current business environment.

11.  Reclassification

   Certain reclassifications have been made to the financial statements as of March 31, 1995 and for the year then ended in order for them to conform to the presentation as of March 31, 1996 and for the year then ended. The reclassifications had no effect on net income or stockholders' equity for that year.


NOTE B - Certain Banking Relationships

   During the year ended March 31, 1995, the Company had a director who was also a director of a subsidiary of the bank holding company in which a portion of the Company's cash was deposited. During such year the Company was not indebted to such bank and a substantial amount of the Company's cash and cash equivalents were and continue to be invested in U.S. Treasury securities or accounts collaterized by U.S. Treasury securities. Substantially all of the Company's interest income is derived from its cash and cash equivalents. As of January, 1995 the Company terminated its relationship with such bank.

NOTE C - Letter of Credit

   As of March 31, 1996 the Company has established a letter of credit in the amount of $475,000 with a bank for the benefit of an insurance company as collateral for retrospective premiums and retained losses which could become payable under the terms of the Company's insurance contract. The Company pays a fee in the amount of one percent per annum on the unused balance and the letter of credit expires on November 30, 1996 with provision for an indefinite number of annual extensions of the expiration date. As of March 31, 1996, no amounts have been drawn under such letter of credit.

   The Company has pledged as collateral a U.S. Treasury bill which matures on November 14, 1996 with a book value of $524,323 as of March 31, 1996 against the letter of credit.

NOTE D - Supplemental Executive Retirement Plan

   Effective April 1, 1991, the Company established the Tucker Drilling Company, Inc. Supplemental Executive Retirement Plan for officers and key employees. Pursuant to agreements with participants, the Company is obligated to pay each participant or his beneficiaries a lump sum at such participant's death, disability or retirement. These obligations are unsecured general liabilities of the Company. As of March 31, 1996 there were seven participants in the plan and benefits will accrue to the participants in equal annual amounts over ten years of service beginning April 1, 1991. Fully-vested benefits are, in the aggregate, $1,498,000. The estimated present value of future benefits as of April 1, 1991 will be accrued over the same ten year period as benefits vest.
As of March 31, 1996, $237,037 has been accrued as a liability, and for the year ended March 31, 1996, $44,188 has been expensed. As of March 31, 1995, $192,849 had been accrued as a liability, and for the year then ended, $50,900 was expensed under the plan.

   The Company, through a grantor trust of which it is beneficiary, owns life insurance policies on the participants, and an annuity from which future premiums on the life insurance policies will be paid. As of March 31, 1996, these assets are included as Other Assets at a book value of approximately $568,000. As of March 31, 1995, Other Assets included approximately $528,000 of these assets.

   The insurance company which is the issuer of the life insurance and annuity contracts owned by the Company is currently under the supervision of the Michigan Commissioner of Insurance pursuant to an Order of Rehabilitation. Although the insurance company has continued to pay death benefits and scheduled annuity benefits, cash surrender values reflected above may be subject to change and access to such cash surrender values may be limited pending the negotiation of assumption reinsurance agreements.

NOTE E - Employee Stock Option Plan

   In March 1983, the Board of Directors approved and implemented an Incentive Stock Option Plan (including stock appreciation rights) which was amended in 1988 to allow for granting of nonqualified stock options, and in 1991 was further amended to eliminate stock appreciation rights. The purpose of the Plan is to attract and retain key employees and directors to the Company and to provide such persons with a proprietary interest in the Company through the granting and exercise of stock options. The maximum number of shares of Common Stock which may be granted under the Plan is 171,500 shares. The proceeds from the sale of Common Stock pursuant to the Plan will be added to the general funds of the Company and used for general corporate purposes.

   In June 1994 the Board of Directors adopted the Tucker Drilling Company, Inc. 1994 Non Qualified Stock Option Plan. Officers and directors of the Company are not eligible to receive options from this plan. The maximum number of shares available for issuance under the plan is 28,000 shares. The Plans provide that options may be granted to purchase shares at prices not less than the fair market value at date of grant. The exercise period is governed by option agreements, but in no event may the exercise period extend beyond ten years from date of grant.

   Stock option activity for the years ended March 31, 1996 and 1995 was as follows:

                              Price per
                                Shares      Share     Aggregate
                              ----------  ----------  ----------
   Balance, March 31, 1994..    158,500   $5.75-6.38  $ 941,125
   Granted..................     12,000         6.13     73,500
   Exercised................     (7,400)   5.75-6.13    (43,450)
   Surrendered..............       (600)        6.13     (3,675)
                                -------   ----------  ---------

   Balance, March 31, 1995..    162,500   $5.75-6.38  $ 967,500
   Granted..................        ---          ---        ---
   Exercised................    (25,000)        5.89   (147,125)
   Surrendered..............     (2,400)        6.13    (14,700)
                                -------   ----------  ---------

   Balance, March 31, 1996..    135,100   $5.75-6.38  $ 805,675
                                =======   ==========  =========


   Outstanding options are exercisable in equal annual installments over five or ten year periods and expire in February 2001. Options for 125,500 shares are exercisable at March 31, 1996, at an average exercise price of $5.96 per share.

   SFAS 123, "Accounting for Stock-Based Compensation", which is effective for years beginning after December 15, 1995, defines a fair value based method of accounting for employee stock options or similar plans (i.e., using an option pricing model such as Black-Scholes). The Statement also allows an entity to measure compensation costs for those plans using intrinsic value (the amounts by which the market price of the underlying stock exceeds the underlying price of the options) based accounting method as prescribed by Accounting Principles Board Opinion No. 25. The Company plans to continue to use the intrinsic value based method.

NOTE F - Income Taxes

        All components of income before income taxes are derived within the United States.

        The effective income tax rate varies from the Federal statutory rate as follows:

                                        Years ended March 31,
                                       ------------------------
                                           1996         1995
                                       -------------  ---------

   Statutory tax rate................         34.0%       34.0%
   Net operating loss carryforward...        (34.0)      (34.0)
   Alternative minimum taxes.........          0.3         1.8
   State franchise taxes.............         12.3         ---
   Reduction of valuation allowance..       (114.7)        ---
                                            ------       -----
        Effective tax rate                  (102.1%)       1.8%
                                            ======       =====


        As of March 31, 1996 and 1995, the Company had deferred tax assets totaling $1,545,000 and $1,613,000, respectively; deferred tax liabilities totaling $705,000 and $799,000, respectively. As of March 31, 1996 the Company did not provide a valuation allowance as a reduction of its deferred tax assets. Based on the Company's recent history of earnings and the outlook for the Company's future, management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets. The Company recognized a deferred tax benefit in the amount of $840,000 during the year ended March 31, 1996. As of March 31, 1995, the Company had a valuation allowance in the amount of $814,000. The valuation allowance was based on the likelihood that tax benefits would not be realized. As of March 31, 1996 and 1995, the components of deferred tax amounts are as follows (in thousands of dollars):

                                               Assets (Liabilities)
                                                  As of March 31,
                                               --------------------
                                                 1996         1995
                                               --------      ------
Net operating loss carryforward..............  $  845        $1,041
Depletion carryforward.......................     612           413
Alternative minimum tax credit carryforward..      78            47
Depreciation, depletion, and amortization....    (705)         (799)
Other........................................      10           112
                                               ------        ------
                                                  840           814

Valuation allowance..........................      --          (814)
                                               ------        ------
                                               $  840            --
                                               ======        ======


   As discussed in Note A, the Federal income tax provisions were calculated in accordance with SFAS No. 109.

   As of March 31, 1996, the Company had net operating loss carryforwards for regular tax purposes of approximately $2,485,000 which expire in 2003 through 2008, and $327,000 net operating loss carryforwards for alternative minimum tax purposes which expire in 2005 through 2008. In addition, a statutory depletion carryforward of approximately $1,801,000 is available to reduce future taxable income, subject to statutory limitations, and may be carried forward indefinitely.

   The availability of the net operating loss carryforwards to reduce taxable income is subject to various limitations under the Internal Revenue Code of 1986
(Code), as amended, in the event of an ownership change as defined in Section 382 of the Code.

NOTE G - Business Segments

   The Company is engaged in contract drilling of oil and gas wells, and oil and gas exploration, development and production. Total revenues by business segment include sales to unaffiliated customers.

   Information concerning the Company's business segments is as follows:

                                                        Year Ended March 31,
                                                    ----------------------------
                                                         1996          1995
                                                    -------------  -------------
Revenues
 Contract drilling........................           $16,594,979    $23,189,704
 Oil and gas..............................             1,275,063        852,189
                                                     -----------    -----------
                                                     $17,870,042    $24,041,893
                                                     ===========    ===========

Income (loss) from operations
 Contract drilling........................           $ 1,029,702    $ 3,122,927
 Oil and gas..............................              (169,053)      (107,740)
 Other, net...............................              (126,542)      (121,611)
                                                     -----------    -----------
                                                         734,107      2,893,576
General corporate income (expense)(a).....                (1,657)      (269,594)
                                                     -----------    -----------

Income before income taxes................           $   732,450    $ 2,623,982
                                                     ===========    ===========

Identifiable assets
 Contract drilling........................           $ 7,597,409    $ 8,334,631
 Oil and gas..............................             2,139,283      1,802,975
 Other....................................             9,355,775      7,458,724
                                                     -----------    -----------

Total assets..............................           $19,092,467    $17,596,330
                                                     ===========    ===========

Depreciation, depletion and amortization
 Contract drilling........................           $ 1,563,712    $ 1,508,885
 Oil and gas..............................               493,982        312,403
 Other....................................               126,542        121,611
                                                     -----------    -----------
                                                     $ 2,184,236    $ 1,942,899
                                                     ===========    ===========
Capital expenditures
 Contract drilling........................           $ 2,425,812    $ 1,300,829
 Oil and gas..............................             1,068,020        706,783
 Other....................................                42,340         21,718
                                                     -----------    -----------
                                                     $ 3,536,172    $ 2,029,330
                                                     ===========    ===========

   (a) General corporate income consists primarily of interest income and unallocated general and administrative expenses.

   For the year ended March 31, 1996, two customers who are affiliated with each other accounted for 25% of revenues, and one other customer accounted for 19% of revenues.

   For the year ended March 31, 1995, two customers who are affiliated with each other accounted for 19% of revenues, and two other customers accounted for 15% and 14% of revenue, respectively.

NOTE H - Oil And Gas Expenditures

   Gross oil and gas expenditures by the Company in the United States are summarized below:

                                                         Year Ended March 31,
                                                       -----------------------
                                                          1996         1995
                                                       ----------    ---------
Property acquisition costs - evaluated properties....  $   87,585    $ 191,965
                             unevaluated properties..     304,582       10,134
Exploration costs....................................      81,570      250,390
Development costs....................................     711,802      415,335
                                                       ----------    ---------
                                                       $1,185,539    $ 867,824
                                                       ==========    =========

   The aggregate amount of capitalized costs of oil and gas properties was comprised of the following:


                                                          Year Ended March 31,
                                                        ------------------------
                                                           1996         1995
                                                        -----------  -----------
Proved properties.....................................   $5,573,617   $4,944,323
Unproved properties...................................      251,500      338,032
                                                         ----------   ----------
                                                         $5,825,117   $5,282,355
                                                         ==========   ==========
Accumulated depreciation, depletion and amortization..   $3,987,198   $3,929,817
                                                         ==========   ==========

NOTE I - Supplementary Oil And Gas Reserve Information And Related Data (Unaudited)

1. Oil and gas reserve quantities

   The following table sets forth information with respect to quantities of net proved developed oil and gas reserves, and changes in those reserves for the years ended March 31, 1996, and 1995. The quantities were estimated by an independent petroleum engineering firm. The Company's proved developed oil and gas reserves are located entirely within the United States.

ESTIMATES OF RESERVES AND PRODUCTION PERFORMANCE ARE SUBJECTIVE AND MAY CHANGE MATERIALLY AS ACTUAL PRODUCTION INFORMATION BECOMES AVAILABLE.

                                                      Oil         Gas
                                                    (Bbls)       (MCF)
                                                  -----------  ----------

   Estimated quantity, March 31, 1994...........     153,109   1,241,887
   Revision in previous estimates...............      (2,409)    107,833
   Extensions, discoveries and other additions..      34,161     424,996
   Purchases of reserves in place...............      27,400     181,495
   Sales of reserves in place...................     (55,231)   (412,576)
   Production...................................     (26,455)   (256,543)
                                                    --------   ---------

   Estimated quantity, March 31, 1995...........     130,575   1,287,092
   Revision in previous estimates...............       3,012     137,084
   Extensions, discoveries and other additions..      59,918     164,328
   Purchases of reserves in place...............       2,280      40,386
   Production...................................     (43,891)   (330,469)
                                                    --------   ---------

   Estimated quantity, March 31, 1996...........     151,894   1,298,421
                                                    ========   =========


2. Results of operations for oil and gas producing activities

                                                               Year Ended March 31,
                                                              ----------------------
                                                                 1996        1995
                                                              -----------  ---------
Oil and gas revenues........................................   $1,275,063   $852,189
                                                               ----------   --------
Costs and Expenses..........................................
 Production costs...........................................      333,638    267,659
 Exploration expenses.......................................       34,795    160,128
 Depreciation, depletion and amortization...................      493,982    312,403
 Write down due to impairment...............................      159,403        ---
 Income tax.................................................       86,103     38,080
                                                               ----------   --------
                                                                1,107,921    778,270
                                                               ----------   --------
Results of operations for oil and gas producing activities..   $  167,142   $ 73,919
                                                               ==========   ========

   3. Standardized measure of future net cash flows of proved developed oil and gas reserves, discounted at 10% per annum

                                                            Year Ended March 31,
                                                            ---------------------
                                                              1996       1995
                                                            --------  -----------
                                                               (000's omitted)
Future gross revenues.....................................    $5,312      $4,475
Future development and production costs...................     2,134       1,700
Future income tax expense (a).............................       123         106
                                                              ------      ------

Future net cash flows.....................................     3,055       2,669
Discount at 10% per annum.................................      (741)       (659)
                                                              ------      ------

Standardized measure of discounted future net cash flows..    $2,314      $2,010
                                                              ======      ======


   (a) Future income taxes are computed by applying the statutory tax rate to future net cash flows less the tax basis of the properties and net operating loss attributable to oil and gas operations and investment tax credit carryforwards as of year-end; statutory depletion and tax credits applicable to future oil and gas producing activities are also considered in the income tax computation.


   4. Changes in the standardized measure of net cash flows of proved developed oil and gas reserves discounted at 10% per annum.

   The principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved developed oil and gas reserves are shown below.

                                                                   Year Ended March 31,
                                                                 ------------------------
                                                                   1996            1995
                                                                 --------        --------
                                                                     (000's omitted)
Standardized measure at beginning of year...................      $2,010         $1,858
Sales and transfers of oil and gas produced, net of
 production costs...........................................        (941)          (584)
Sale of reserves in place...................................          --           (569)
Net changes in sales price and future
 production and development costs...........................          (8)            24
Extensions, discoveries, improved recovery and purchase of
 reserves in place, less related costs......................       1,128          1,181
Revision of previous quantity estimates.....................         154             91
Accretion of discount.......................................         218            186
Net change in income taxes..................................         (17)          (106)
Changes in production rates.................................        (264)          (142)
Other.......................................................          34             71
                                                                  ------         ------

Standardized measure at end of year.........................      $2,314         $2,010
                                                                  ======         ======

NOTE J - Concentrations Of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of demand deposits, temporary cash investments, and trade receivables.

   The Company believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. At March 31, 1996 and 1995, the Company's demand deposits and temporary cash investments consisted of the following:


                                                                 As of March 31,
                                                            ---------------------------
                                                               1996        1995
                                                            ----------  ----------

Deposits in FDIC-insured institutions
 at or below $100,000 and cash on hand...............       $  109,293  $  153,534
Deposits in FDIC-insured institutions over $100,000..          103,685         ---
Investment in U.S. Treasury securities...............              ---     985,875
Mutual fund collaterized by U.S. Treasury
 obligations and repurchase agreements which are
 collaterized by U.S. Treasury obligations...........        6,664,034   2,336,268
                                                            ----------  ----------

Cash and Cash equivalents............................        6,877,012   3,475,677
Investment in U.S. Treasury securities
 (at cost as of March 31)............................          524,323   2,570,459
                                                            ----------  ----------
                                                            $7,401,335  $6,046,136
                                                            ==========  ==========

   Concentrations of credit risk with respect to trade receivables are primarily focused on contract drilling receivables. The concentration is mitigated by the diversification of customers for which the Company provides drilling services. No significant credit losses from individual contracts were experienced during each of the two years ended March 31, 1996.

   The carrying values of cash and cash equivalents, marketable securities and trade receivables approximate fair value due to the short-term maturity of these assets.

NOTE K - Subsequent Events

   On April 22, 1996 the Company and Patterson Energy, Inc. (Patterson) executed a definitive merger agreement whereby, subject to the approval of stockholders of the Company and Patterson and certain other conditions, the Company and Patterson will merge through an exchange of common stock with Patterson being the surviving entity. The merger is expected to be consummated during the second quarter of the Company's Fiscal Year 1997.

                                    PART III



ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.

   A brief description of each director and executive officer of the Company is provided below. Executive officers are elected by the Board of Directors at its annual meeting and hold office at the pleasure of the Board of Directors or until the next annual meeting or until their successors are elected and qualified.

   Larry J. Tucker, 48, has served as Chairman of the Board of Directors since May 1988, as President of the Company since May 1980 and as Chief Executive Officer since February 1986. He served as Vice President-Exploration of the Company for more than five years prior thereto. Since May 1, 1996 he has been on temporary leave of absence due to personal illness.

   Charles B. Middlekauf, 49, has served as Executive Vice President of the Company since August 1984. He also has served as Secretary of the Company since March 1984 and as Treasurer of the Company since May 1980.

   T. Mark Tucker, 42, has served as Vice President-Land of the Company since March 1983 and as landman for the Company since October 1981. Since May 1, 1996 he has been Acting Chairman of the Board and President.

   Bruce L. Fly, 70, served as Chairman of the Board of Directors of the Company from December 1981 until his retirement in May 1988, and he served as Chief Executive Officer from May 1982 to February 1986. Mr. Fly served as Vice Chairman of the Board of Directors of the Company from May 1980 to December 1981 and as President of the Company for more than five years prior thereto.

   Marcus H. Cheaney, 72, has served as a Director of Texas Commerce Bank-San Angelo since February 1973, and as Senior Chairman of the Board of Directors of that bank from 1979 until his retirement in February 1986.

   W.P. Carr, Jr., 55, has been an independent oil and gas operator for more than five years.

   Ronald L. Scandolari, 46, has served as Vice President-Contract Drilling of the Company since February 1986. Mr. Scandolari served as Contract Representative for the Company from December 1981 to February 1986.

   Larry J. Tucker and T. Mark Tucker are brothers.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company and persons who beneficially own more than ten percent of the Company's common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely upon a review for reportable transactions, it has been determined that for the year ended March 31, 1996 all reports required to be filed were timely filed.

ITEM 10.  Executive Compensation.


Tables
   The following tables set forth information relating to officers of the Company whose total annual salary and bonus from the Company exceeded $100,000 for the year ended March 31, 1996.


                           Summary Compensation Table

                                                                                  Long Term Compensation
                                                                        ---------------------------------------
                                   Annual Compensation                           Awards                Payouts
                     ------------------------------------------------   ---------------------------------------
                                                           Other        Restricted      Number of                     All
Name and                                                   Annual         Stock        Securities      LTIP           Other
Principal            Fiscal                              Compensation    Award(s)      Underlying     Payouts      Compensation
Position              Year    Salary ($)     Bonus ($)     ($)(1)          ($)       Options/SARS(#)   ($)             ($)
- -------------------  ------  ------------   ----------   ----------      ---------   ---------------   ------      ------------

  Larry J. Tucker      1996      150,000      2,880            ---            ---           ---        ---           41,600 (2)
   Chairman of         1995       147,917     43,750            ---            ---          ---        ---           41,600 (2)
    the Board          1994       137,500      2,000            ---            ---          ---        ---           41,600 (2)
    and President


     (1) Mr. Tucker was provided certain non-cash compensation and personal benefits. However, the aggregate amount of such other compensation did not exceed $50,000 or 10% of the compensation paid to him.

     (2) Represents the amount that became vested during the year pursuant to the Tucker Drilling Company, Inc. Supplemental Executive Retirement Plan.



              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year End Option/SAR Values

                                                                                       Value of
                                                           Number of Securities       Unexercised
                                                          Underlying Unexercised      In-the-Money
                                                             Options/SARs at         Options/SARs at
                                                              FY-End (#)                FY-End ($)
                      Shares Acquired                       Exercisable/              Exercisable/
Name                  on Exercise (#)     Value Realized    Unexercisable             Unexerciseable
- -----------------------------------------------------------------------------------------------------
Larry J. Tucker                ---                ---           20,000 Exercisable            $ 76,375

Severance Pay Agreements

     The Company and five of its officers and/or key employees are parties to severance pay agreements pursuant to which amounts would be payable to such persons upon a change in control of the Company followed by such person's termination, significant reduction of job responsibilities, reduction of such person's salary, or required relocation of such person. As of March 31, 1996, Larry J. Tucker would be entitled to $300,000 under a severance pay agreement upon occurrence of the above mentioned events.

Compensation Pursuant To Stock Option Plan


     In March, 1983 the Board of Directors of the Company adopted the Tucker Drilling Company, Inc. 1983 Incentive Stock Option Plan (the "Option Plan") which was amended and restated in January 1988. The Option Plan was approved by the stockholders of the Company at the Company's 1983 Annual Meeting of the Stockholders and the amendment and restatement were approved by the stockholders of the Company at the Company's 1988 Annual Meeting of the Stockholders. The amendment and restatement provided for: the granting of non-qualified options as well as incentive stock options; both employees and directors to be eligible to receive non-qualified options; an option holder to tender payment of the exercise price in cash, shares of previously owned Common Stock, or a combination of both; and payments upon exercise of stock appreciation rights to be made in shares of Common Stock, cash, or a combination of both. The Board of Directors further amended the Option Plan in August 1991, to eliminate stock appreciation rights. The Option Plan is administered by the Compensation Committee of the Board of Directors.

     The price at which options are granted must be not less than 100% of the fair market value at the time the option is granted. The option period may not be longer than ten years from the date the option is granted. No options may be granted under the Option Plan after January 31, 1993; however, options granted before the termination date continue to be effective and subject to the terms of the Option Plan.

     For the year ended March 31, 1996, no options were granted, 25,000 options were exercised and 2,400 options were terminated. As of March 31, 1996 there were 19 participants in the Option Plan to whom options for an aggregate of 123,100 shares have been granted and were outstanding at an average option price of $5.95 per share.

     In June, 1994 the Board of Directors of the Company adopted the Tucker Drilling Company, Inc. 1994 Non Qualified Stock Option Plan. Officers and directors of the Company are not eligible to receive options. The maximum number of shares available for issuance under the plan is 28,000 shares. The price at which options are granted must not be less than 100% of the fair market value of the stock at the time the option is granted and the option period may not be longer than ten years from the date the option is granted. No options may be granted under the plan after January 31, 1999. Options for 12,000 shares at an average option price of $6.13 per share have been granted as of March 31, 1996 (of which 2,400 shares were exercisable).


Compensation Pursuant to Supplemental Executive Retirement Plan


     Effective April 1, 1991, the Company established the Tucker Drilling Company, Inc. Supplemental Executive Retirement Plan. Pursuant to agreements with participants, the Company is obligated to pay each participant or his beneficiaries a lump sum at such participant's death, disability, or retirement. These obligations are unsecured general liabilities of the Company and are unfunded except to the extent of available death benefits or accumulated cash value of related life insurance policies. Eligible participants and benefits are determined by the Compensation Committee of the Board of Directors of the Company. As of March 31, 1996, there were seven participants in the plan. Benefits accrue to the participants and vest in equal annual amounts over ten years of service beginning April 1, 1991, and the estimated present value of future benefits as of April 1, 1991 are expensed over the same ten year period. The Company, through a grantor trust of which it is beneficiary, owns life insurance policies on the participants, proceeds from which benefits will be paid. Premiums on the life insurance policies either have been paid or will be paid from an annuity contract owned by the grantor trust. There have been no benefits paid to participants since inception of the plan. Larry J. Tucker's fully-vested benefits (at death or normal retirement at age 65) are $416,000, 50% of which was vested as of March 31, 1996.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of May 24, 1996, information concerning the beneficial ownership of Common Stock of the Company by each Director of the Company and by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.


                                          Number of Shares       Percent
Name and Address                       Beneficially Owned (1)   Of Class
- ------------------------------------   -----------------------  ---------

     Dimensional Fund Advisors, Inc..          149,600 (2)          7.11%
     1229 Ocean Ave., Suite 650
     Santa Monica, California 90401

     Larry J. Tucker.................          116,732 (3) (4)      5.50%
     P.O. Box 1876
     San Angelo, Texas 76902

     Stavisky Family.................          114,500 (5)          5.44%
     c/o Reid & Priest
     40 West 57th Street
     New York, New York 10019

     T. Mark Tucker..................           66,804 (6)          3.15%
     3226 Ridgecrest
     San Angelo, Texas 76904

     Charles B. Middlekauf...........           16,000 (7)          0.75%
     3209 Clearview
     San Angelo, Texas 76904

     Bruce L. Fly....................            9,505 (8)          0.45%
     3102 San Antonio
     San Angelo, Texas 76901

     Marcus H. Cheaney...............            8,000 (8)          0.38%
     3706 Inglewood
     San Angelo, Texas 76904

     W. P. Carr, Jr..................            8,000 (8)          0.38%
     8333 Douglas, Suite 950
     Dallas, Texas 75225

     All officers and directors as a group
      (7 persons)                              231,741             10.61%

__________
     (1) Unless otherwise indicated, each person has sole voting and dispositive power with respect to the shares set forth opposite his name.

     (2) According to Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment adviser, Dimensional is deemed to have beneficial ownership of 149,600 shares of Common Stock as of March 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Group Trust, a Delaware business trust, or the DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for both of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     (3) Excludes 1,100 shares held by Mrs. Larry J. Tucker; Larry J. Tucker disclaims any beneficial interest in all of such shares.

     (4) Includes 26,332 shares held by children of Larry J. Tucker. Includes 20,000 shares issuable upon exercise of options granted by the Company.

     (5) Theresa Stavisky, Aron Stavisky and Nellie Stavisky have sole voting and dispositive power over 10,000; 23,000; and 13,000 shares, respectively. Hedva Stavisky-Weiss, Jeremy Stavisky and Abigail Stavisky-Lipner share voting power, and Eugene Roshwalb, Trustee for Halva Stavisky-Weiss, Jeremy Stavisky and Abigail Stavisky-Lipner, has sole dispositive power, over 68,500 shares.

     (6) Includes 16,000 shares issuable upon exercise of options granted by the Company.

     (7) Includes 14,800 shares issuable upon exercise of options granted by the Company.

     (8) Includes 8,000 shares issuable upon exercise of options granted by the Company.



ITEM 12.  Certain Relationships and Related Transactions.


     W.P. Carr, Jr., a director of the Company, individually owns or did own during the fiscal year interests in oil and gas properties which have been developed or are operated by the Company or in which the Company has invested. The Company bills Mr. Carr as other owners of interests in properties are billed (on a current basis), or he is billed by operators of properties in which the Company has invested, for his proportionate share of the development costs and operating expenses of such properties. The aggregate indebtedness to the Company of Mr. Carr did not exceed $60,000 at any time during the year ended March 31, 1996.

     W.P. Carr, Jr., a director of the Company, or entities in which Mr. Carr has a direct material interest, participated with the Company in certain oil and gas exploration and production activities. Amounts paid to the Company by Mr. Carr or entities in which Mr. Carr has a direct material interest for property and services were not material to the Company. The Company participated in exploration and production activities with entities in which W.P. Carr, Jr. has a direct material interest. Amounts paid by the Company to entities in which Mr. Carr has a direct material interest for property and services were not material to such entities.

     The Board of Directors has a policy as to participation by officers and directors in oil and gas prospects with the Company. Under such policy, the Company will limit participation of officers and directors to 25% in the aggregate for each well, unless a higher participation has been approved by a committee of disinterested directors, the majority of whom are not employees of the Company. In addition, any such participation by officers and directors other than W.P. Carr, Jr. in any Company well will be offered only on the same terms as those offered to persons other than officers and directors. W.P. Carr, Jr. will be offered participation on the same terms as those of the Company. Also, officers and directors are not permitted to compete with the Company for the acquisition, exploration and development of oil and gas properties.

     During the fiscal year ended March 31, 1987, the Company entered into indemnification agreements with each of the directors and officers of the Company pursuant to which the Company agreed to indemnify each of the directors and officers to the full extent permitted by Delaware law.

ITEM 13.  Exhibits and Reports on Form 8-K.

Exhibits
           3.1 -Articles of Incorporation, incorporated by reference to Exhibit 3.1(d) of the Company's annual report on Form 10-K for the year ended March 31, 1988.

           3.2 -Amended By-Laws dated April 15, 1986, incorporated by reference to Exhibit 3.1(e) of the Company's annual report on Form 10-K for the year ended March 31, 1988.


          10.1 -Severance Pay Agreement effective August 3, 1988 incorporated by reference to the Company's Proxy Statement dated June 23, 1988.

          10.2 -Tucker Drilling Company, Inc. Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Company's annual report on Form 10-K for the year ended March 31, 1988.

          10.2 -Tucker Drilling Company, Inc. 1994 Non Qualified Stock Option Plan, incorporated by reference to the Registration Statement on Form S-8 filed with the SEC on December 1, 1994.

          10.3 -Supplemental Executive Retirement Plan and Supplemental Executive Retirement Trust Agreements effective April, 1991, incorporated by reference to the Company's annual report on Form 10-K for the year ended March 31, 1992.

          11.1- Statement re computation of per share earnings, filed herewith.

Reports on Form 8-K

     None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TUCKER DRILLING COMPANY, INC.


                                         By    /s/T. Mark Tucker
                                           ------------------------------------
                                             T. Mark Tucker
                                             Acting President
Dated: May 30, 1996

     Pursuant the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 30, 1996.

      SIGNATURE                            TITLE


    /s/T. Mark Tucker                      Acting President
- ---------------------------------------    (Acting Principal Executive Officer)
      T. Mark Tucker                       and Director


    /s/Charles B. Middlekauf               Executive Vice President, Secretary
- ---------------------------------------    and Treasurer (Principal Financial
      Charles B. Middlekauf                Officer, and Principal Accounting
                                           Officer) and Director


    /s/Larry J. Tucker                     President
- ---------------------------------------    (Principal Executive Officer)
      Larry J. Tucker                      and Director


   /s/Bruce L. Fly                         Director
- ---------------------------------------
      Bruce L. Fly


    /s/Marcus H. Cheaney                   Director
- ---------------------------------------
      Marcus H. Cheaney


    /s/W.P. Carr, Jr.                      Director
- ---------------------------------------
      W.P. Carr, Jr.